Form 10-Q
period 2003-03-28
NATIONAL WATERWORKS INC
filed 2003-05-07
CIK 1211010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


                        COMMISSION FILE NUMBER 333-102430

                            NATIONAL WATERWORKS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                            05-0532711
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

                               200 WEST HIGHWAY 6
                                    SUITE 620
                                WACO, TEXAS 76712
                    (Address of principal executive offices)

                                 (254) 772-5355
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ ] Yes      [X] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                              [ ] Yes      [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         COMMON STOCK                   OUTSTANDING AS OF MAY 7, 2003
         --------------                 -----------------------------
         $.01 Par Value                               100

                            NATIONAL WATERWORKS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                PAGE(S)
                                                                                -------
PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets of National Waterworks, Inc. as of
              March 28, 2003 (unaudited) and December 31, 2002                  3

              Statements of Operations of National Waterworks, Inc.
              for the Three Months Ended March 28, 2003 and of U.S. Filter
              Distribution Group, Inc. and subsidiary for the Three Months
              Ended March 29, 2002 (unaudited)                                  4

              Statements of Cash Flows of National Waterworks, Inc.
              for the Three Months Ended March 28, 2003 and of U.S. Filter
              Distribution Group, Inc. and subsidiary for the Three Months
              Ended March 29, 2002 (unaudited)                                  5

              Notes to Financial Statements (unaudited)                         6-9

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             9-17

Item 3.       Quantitative and Qualitative Disclosures about Market Risk        17

Item 4.       Controls and Procedures                                           17-18

PART II.   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                      20

CERTIFICATIONS                                                                  21-24

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                           Successor
                                                   ----------------------------
                                                   National Waterworks, Inc.
                                                            -Note 1
                                                   ----------------------------
                                                    March 28,
                                                      2003         December 31,
                                                   (unaudited)        2002
                                                   -----------     ------------
Assets
Current assets:
         Cash and cash equivalents                  $  36,511      $  39,888
         Trade accounts receivable, net               178,995        174,012
         Inventories                                  110,313         91,619
         Deferred income taxes                          7,864          4,713
         Other current assets                           1,628          2,402
                                                    ---------      ---------
                Total current assets                  335,311        312,634
Property and equipment, net                            21,294         21,805
Goodwill                                              468,841        465,662
Deferred financing fees, net                           12,673         12,667
Other assets                                              829             49
                                                    ---------      ---------
                                                    $ 838,948      $ 812,817
                                                    =========      =========
Liabilities and Stockholder's Equity
Current liabilities:
         Trade accounts payable                     $ 147,353      $ 126,662
         Current installments of long-term debt        10,000         10,000
         Accrued compensation and benefits             12,549         22,036
         Other accrued expenses                        14,281          8,989
                                                    ---------      ---------
                Total current liabilities             184,183        167,687
Long-term debt, excluding current installments        440,000        440,000
Deferred income taxes                                   5,987          1,025
Other long term liabilities                               955             --
                                                    ---------      ---------
                Total liabilities                     631,125        608,712
Commitments and Contingencies
Stockholder's Equity:
Common stock, par value $.01 per share; 100
  shares authorized, issued and outstanding                --             --
Additional paid-in capital                            210,999        209,999
Retained earnings (accumulated deficit)                (3,176)        (5,894)
                                                    ---------      ---------
                Total stockholder's equity            207,823        204,105
                                                    ---------      ---------
                                                    $ 838,948      $ 812,817
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Successor              Predecessor
                                                    ------------------     ------------------
                                                                                U.S. Filter
                                                         National           Distribution Group,
                                                     Waterworks, Inc.       Inc. and Subsidiary
                                                         -Note 1                 -Note 1

                                                    Three Months Ended     Three Months Ended
                                                        March 28,               March 29,
                                                          2003                    2002
                                                    ------------------     ------------------
Net sales                                               $ 269,779               $ 226,667
Cost of goods sold                                        216,312                 175,955
                                                        ---------               ---------
        Gross profit                                       53,467                  50,712
Operating expenses:
     Selling, general and administrative                   38,696                  34,091
     Loss - accounts receivable securitization                 --                     678
                                                        ---------               ---------
        Income before depreciation
          and amortization                                 14,771                  15,943
Depreciation and amortization                                 725                     830
                                                        ---------               ---------
        Operating income                                   14,046                  15,113
Other income (expense):
     Interest expense, net                                 (9,471)                    (10)
     Other                                                    (45)                      8
                                                        ---------               ---------
        Income before income taxes                          4,530                  15,111
Income tax expense                                          1,812                   5,884
                                                        ---------               ---------
        Income before cumulative effect
          of change in accounting Principle                 2,718                   9,227
Cumulative effect of a change in accounting principle          --                (459,000)
                                                        ---------               ---------
        Net income (loss)                               $   2,718               $(449,773)
                                                        =========               =========

The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                               Successor              Predecessor
                                                          ------------------      ------------------
                                                                                      U.S. Filter
                                                               National           Distribution Group,
                                                           Waterworks, Inc.       Inc. and Subsidiary
                                                                -Note 1                 -Note 1

                                                          Three Months Ended      Three Months Ended
                                                               March 28,               March 29,
                                                                 2003                     2002
                                                          ------------------      ------------------
Cash flows from operating activities:
     Net income (loss)                                         $  2,718                $(449,773)
     Adjustments to reconcile net income (loss)
          to net cash provided by(used in) operating
          activities:
        Deferred income taxes                                     1,811                      406
        Amortization of deferred financing fees                     401                       --
        Depreciation and amortization                               725                      830
        Loss on goodwill impairment                                  --                  459,000
        Loss (gain) on disposal of equipment                         26                      (37)
        Provision for doubtful accounts                             193                      142
     Changes in operating assets and liabilities, net
        of businesses acquired:
        Trade accounts receivable                                (5,176)                  (3,961)
        Inventories                                             (18,694)                  (8,448)
        Other current assets                                        774                      347
        Other assets                                               (782)                   4,298
        Trade accounts payable                                   20,691                   13,065
        Accrued compensation and benefits                        (9,487)                 (12,174)
        Other accrued expenses                                    5,292                      838
        Other long term liabilities                                 955                       --
                                                               --------                ---------
           Net cash provided by (used in)
                operating activities                               (553)                   4,533
                                                               --------                ---------
Cash flows from investing activities:
     Capital expenditures                                          (301)                    (271)
     Additional NWW acquisition costs                            (3,179)                      --
     Business acquisitions, net of cash                              --                  (18,706)
     Proceeds from sales of property and equipment                   63                       36
                                                               --------                ---------
           Net cash used in investing activities                 (3,417)                 (18,941)
                                                               --------                ---------
Cash flows from financing activities:
     Capital contribution                                         1,000                       --
     Financing fees                                                (407)                      --
     Principal payments on long-term debt                            --                      (56)
     Investment by US Filter                                         --                   19,200
     Funds transferred to US Filter                                  --                 (244,379)
     Expenditures funded by US Filter                                --                  226,019
     Allocation of expenses from US Filter                           --                   10,862
                                                               --------                ---------
           Net cash provided by financing activities                593                   11,646
                                                               --------                ---------
           Net decrease in cash and cash equivalents             (3,377)                  (2,762)
Cash and cash equivalents at beginning of period                 39,888                   13,288
Cash and cash equivalents at end of period                     $ 36,511                $  10,526
                                                               ========                =========
Cash paid for interest                                            4,142                       11
                                                               ========                =========
Cash paid for income taxes                                          118                    5,478
                                                               ========                =========

The accompanying notes are an integral part of these financial statements.

                            NATIONAL WATERWORKS, INC.
                                   (Successor)

                US FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY
                                  (Predecessor)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

National Waterworks, Inc. ("NWW", "Company", or "Successor"), a wholly owned subsidiary of National Waterworks Holding, Inc. ("Parent"), was incorporated in September 2002 for the purpose of acquiring substantially all of the assets and assuming certain obligations of U.S. Filter Distribution Group, Inc. ("USFDG", "Predecessor" or the "Group"), a wholly owned subsidiary of United States Filter Corporation ("US Filter"), which is a wholly owned subsidiary of Vivendi Environnement S.A. ("Vivendi"). The acquisition was consummated on November 22, 2002.

As a result of the NWW acquisition, the balance sheets as of March 28, 2003 (unaudited) and December 31, 2002, and the unaudited statements of operations and cash flows for the three months ended March 28, 2003 represent NWW's financial position and the results of its operations and cash flows as of those dates. The unaudited statements of operations and cash flows for the three months ended March 29, 2002 represent USFDG's consolidated results of their operations and cash flows as of those dates.

The financial statements of USFDG include the financial statements of USFDG and its wholly owned subsidiary, United States Filter Receivables Corporation ("USFRC"). All significant intercompany balances and transactions have been eliminated in consolidation. NWW has no subsidiaries.

The information contained in the accompanying notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements for the year ended December 31, 2002, and related notes thereto, included in the prospectus dated April 18, 2003 included in the Company's Registration Statement on Form S-4 (No. 333-102430) relating to its 10.50% Senior Subordinated Notes due 2012.

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

FISCAL YEAR

The Company's calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the quarter ended March 28, 2003 include twelve weeks and three days. The results for the quarter ended March 29, 2002 include twelve weeks and four days.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 as of January 1, 2003 did not have a significant impact on our financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal activities initiated after December 31, 2002. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of the commitment of an exit plan. The adoption of SFAS No. 146 as of January 1, 2003 did not have a significant impact on our financial condition or results of operations.

In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and should be treated as a reduction of cost of sales when recognized in the customer's income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. It also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable and should be based on a systematic and rational method. The Company has historically accounted for such consideration as a reduction of cost of sales when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received. The Company estimated the adoption of this EITF increased net income by $0.6 million for the quarter ended March 28, 2003.

NOTE 2.  GOODWILL

The changes in the carrying amount of goodwill for the three-month period ended March 28, 2003, are as follows (in thousands):

                                                                   GOODWILL
                                                                   --------
     Balance at December 31, 2002                                  $465,662
      Additional goodwill related to the NWW acquisition of USFDG:
          Additional transaction costs                                   39
          Working capital purchase price adjustment                   3,140
                                                                   --------
     Balance at March 28, 2003                                     $468,841
                                                                   ========

Effective January 1, 2002, the Predecessor fully adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, for all business combinations consummated before July 1, 2001. As of the date of adoption, unamortized goodwill totaled $933.4 million. The Predecessor evaluated its existing goodwill that was acquired in prior purchase business combinations and determined that no reclassifications were necessary in order to conform to the new classification criteria in SFAS No. 141, Business Combinations, for recognition apart from goodwill.

In the first quarter of 2002, the Predecessor completed the transitional assessment required by SFAS No. 142 of whether there was an indication that goodwill was impaired and concluded that it was probable that the goodwill then assigned to its reporting units was impaired. The fair value of its reporting units was estimated using, among other factors, the sales price included in the agreement relating to the sale of substantially all of the assets, net of certain liabilities, of U.S. Filter Distribution Group, Inc. to National Waterworks, Inc. The Predecessor estimated an impairment loss of $459.0 million. The goodwill impairment is reported as a cumulative effect of change in accounting principle in the accompanying financial statements for the period ended March 29, 2002.

NOTE 3.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Management has implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has determined that the six geographic regions, to which substantially all income and expenses are allocated for purposes of allocating resources by the chief operating decision maker, meet all of the aggregation criteria of SFAS No. 131, including similar economic characteristics. Accordingly, there is one reportable segment.

Products include pipe, fire hydrants, meters, valves, fittings and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

                                        THREE MONTHS          THREE MONTHS
                                           ENDED                   ENDED
            PRODUCT CATEGORY           MARCH 28, 2003         MARCH 29, 2002
    ----------------------------       --------------         --------------
    Pipe                                  $111,138               $ 83,639
    Fittings                                40,839                 35,733
    Valves                                  34,147                 29,032
    Meters                                  23,422                 23,312
    Fire Hydrants                           15,122                 13,929
    Service and Repair Products             17,801                 15,811
    Other                                   27,310                 25,211
                                          --------               --------
                                          $269,779               $226,667
                                          ========               ========

All revenues are derived from customers domiciled in the United States and there are no long-lived assets located outside of the United States, and no single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

NOTE 4.  ACQUISITIONS AND DIVESTITURES

On March 29, 2002, the Group acquired substantially all of the assets and certain liabilities of Utility Piping Systems, Inc. for an aggregate purchase price of $20.1 million, including post-closing purchase price adjustments as stated in the Asset Purchase Agreement. US Filter paid this amount on the Group's behalf.

NOTE 5.  ACCOUNTS RECEIVABLE SECURITIZATION

The Predecessor utilized a standard third-party receivables sale program, to provide low-cost funding based upon a securitization agreement entered into on December 19, 2001. Under this maximum $170 million program, the Predecessor sold monthly, on a revolving basis, all of its rights, title and interest in, to and under these eligible accounts receivable to the Receivables Company, a bankruptcy-remote special purpose limited liability company. This company in turn transferred the eligible accounts receivable to a master trust which issued undivided interests in eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper.

The sale of receivables under this Receivables Securitization Program was accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Losses recognized on the sale of accounts receivable totaled approximately $0.7 million during the three-month period ending March 29, 2002. These costs are included in the accompanying unaudited statement of operations under the caption "Loss-accounts receivable securitization."

Concurrent with the sale of USFDG business to NWW, the accounts receivable securitization facility was terminated using proceeds from the sale.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Certain of USFDG's predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe distributed was primarily used in water and sewage application where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

As discussed in Note 1, US Filter and USFDG completed an agreement to sell substantially all of the Group's assets, net of certain liabilities as defined in the sales agreement, to NWW. As part of the agreement, US Filter and USFDG have retained the liabilities related to all existing and future, if any, asbestos claims. As the asbestos claims were retained by USFDG and US Filter and in view of the indemnity by USFDG and US Filter with respect to retained liabilities and the Vivendi guarantee, discussed below, management of NWW believes that it has no liability related to asbestos claims at March 28, 2003.

As part of the agreement, US Filter and USFDG have agreed to indemnify NWW and its affiliates for any and all losses and expenses incurred by NWW for the liabilities retained by US Filter and USFDG, including asbestos liabilities, and as a result of breaches of representations, warranties and covenants by them. NWW has agreed to indemnify US Filter and USFDG and their affiliates for all losses and expenses incurred by them as a result of breaches of representations, warranties and covenants by NWW and for the liabilities that NWW is assuming. US Filter and USFDG's indemnity obligations with respect to the liabilities retained by them, including asbestos liabilities, are unlimited and have no termination date. Generally, indemnification obligations with respect to representations and warranties will survive for 18 months from November 22, 2002, the closing date of the acquisition. In addition, indemnification obligations for breaches of representations and warranties by either party are not effective until the aggregate amount of losses suffered by any such indemnified party exceeds 1% of the acquisition consideration, as adjusted for the post-closing adjustment and with each specific loss being for at least $50 thousand. The aggregate liability of an indemnifying party for breaches of representations and warranties is limited in the aggregate to 10% of the adjusted acquisition consideration. Additionally, Vivendi Environnement S.A., the parent of US Filter, has agreed to guarantee all obligations of USFDG and US Filter under the asset purchase agreement up to an aggregate of $50 million for a period of 15 years.

The uncertainties of asbestos claim litigation and resolution make it difficult to accurately predict the results of the ultimate resolutions of asbestos claims. That uncertainty is increased by the possibility of adverse court rulings or new legislation effecting asbestos claim litigation or the settlement process. Subject to these uncertainties and based on the Predecessor's experience defending asbestos claims, the estimate of the amounts to be recovered from insurance companies and the indemnity provision provided in the sales agreement, NWW management believes that it has no liability related to asbestos claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Report on Form 10-Q, unless the context otherwise requires, references to the "Company," "we," "our," and "us" refer to U.S. Filter Distribution Group, Inc. and its consolidated subsidiary ("USFDG", "Predecessor" or the "Group") for periods prior to November 22, 2002 and to National Waterworks, Inc. for periods from and after November 22, 2002.

The following is management's discussion and analysis of significant factors which have affected the financial condition of the Company as of March 28, 2003 and the results of operations for the three months then ended. This information should be read in conjunction with the Company's financial statements and the notes thereto contained herein and in the prospectus dated April 18, 2003 included in the Company's Registration Statement on Form S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012.

FORWARD-LOOKING STATEMENTS

Certain statements set forth in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and are subject to the safe harbor created by such sections. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words "believe", "anticipate", "estimate", "expect", "may", "will", "should", "plan", "intend", "forecast" and similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management's examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. Actual results or events may differ significantly from those expressed in, or implied by, such forward-looking statements as a result of various important factors. These factors include, but are not limited to, national, regional and local general economic and business conditions; trends in the water and wastewater transmission products industry and trends in the construction industry; changes in municipal funding and spending levels; our high level of indebtedness and the restrictions imposed by the terms of our indebtedness; our ability to generate cash to service our debt; failure to successfully implement, or changes in, our business strategy and the risk that our business strategy may not be successful in improving our operating results; competition and the development of alternatives to water and wastewater transmission products distributors in the supply chain; the loss of one or more of the Company's major suppliers or a reduction in supplier participation in our preferred vendor program; changes in the cost of polyvinyl chloride ("PVC") pipe or reductions in PVC pipe and other product availability; the risk that our quarterly operating results are subject to substantial fluctuations; the availability of qualified branch managers and sales personnel and the loss of members of our senior management team; disruptions in our IT systems which manage numerous aspects of our business and customer and supplier relationships; and changes in, or the failure or inability to comply with, environmental and safety regulations and increased costs of such regulations, as well as the other risk factors affecting the Company detailed from time to time in the documents filed by the Company with the Securities and Exchange Commission, including those set forth in the prospectus dated April 18, 2003 included in the Company's Registration Statement on S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012. Except as otherwise required by the federal securities laws, the Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

OVERVIEW

We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks product distribution market. We distribute a full line of pipes, fittings, valves, meters, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. In addition, we provide a broad array of value-added services that we believe are critical to our customers' success. These services include project estimation, project management and product advice. Through our network of 139 branches in 35 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

Acquisition of United States Filter Corporation. On April 23, 1999, Vivendi Environnement S.A. acquired United States Filter Corporation, the parent of U.S. Filter Distribution Group, Inc. The acquisition was accounted for as a purchase and the related purchase accounting adjustments have been reflected, or "pushed-down," in the consolidated financial statements of U.S. Filter Distribution Group, Inc. for periods subsequent to April 30, 1999.

Acquisition of Assets of U.S. Filter Distribution Group, Inc. On November 22, 2002, we consummated the purchase of substantially all of the assets and businesses of, and assumed certain liabilities and obligations of, U.S. Filter Distribution Group, Inc., a wholly-owned subsidiary of United States Filter Corporation, which is an indirect wholly-owned subsidiary of Vivendi Environnement S.A. We refer to the foregoing transaction as the

"acquisition." The total cost of the acquisition, including the payment of transaction fees and expenses incurred by us and our stockholders, was approximately $662.2 million, after giving effect to a $3.1 million post-closing adjustment made on February 13, 2003 related to the level of our working capital at the time of closing. The acquisition of the assets and businesses of U.S. Filter Distribution Group, Inc. has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The excess of the purchase consideration over the historical basis of the net assets acquired has been applied, based on final valuations, to revalue the assets acquired and liabilities assumed to their fair values as of November 22, 2002, the date of acquisition. The post-closing adjustment has been reflected as an adjustment to goodwill in National Waterworks' financial statements for the quarter ended March 28, 2003.

The acquisition was financed through $250.0 million of term loans under our senior credit facility, the issuance of $200.0 million principal amount of our 10.50% Senior Subordinated Notes due 2012, a $210.0 million cash equity investment in our parent, National Waterworks Holdings, Inc., of which an aggregate of $206.0 million was made equally by affiliates of each of J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (the "Sponsors") and $4.0 million was made by certain members of our management and our parent's board of directors, and $2.2 million from cash from operations. In addition, concurrent with the closing of the acquisition, U.S. Filter Distribution Group, Inc. used a portion of the acquisition consideration to repay and terminate its accounts receivable securitization facility. The acquisition, the offering of the notes, the initial borrowings under our senior credit facility, the cash equity investment described above, the repayment of the accounts receivable securitization facility and the other related transactions are collectively referred to in this Report on Form 10-Q as the "Transactions."

FACTORS AFFECTING OUR BUSINESS

PVC Pipe Pricing. The price of polyvinyl chloride ("PVC") pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit. PVC pipe products accounted for approximately 24.1%, and 17.5% of our net sales in the three months ended March 28, 2003 and March 29, 2002, respectively. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2001, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.36, $0.34 and $0.49 per pound for the years ended December 31, 2002 (combined), 2001 and 2000, respectively, with our 2002 PVC purchase price ranging from a quarterly average of $0.30 to $0.42 per pound. Our purchase price of PVC pipe averaged $.40 and $.30 per pound for the three months ended March 28, 2003 and March 29, 2002, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales (but an increase in the volume of ductile iron pipe sales) in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

The impact of PVC pipe pricing on our gross profit has been less pronounced than the impact on our net sales. Historically, we have been able to maintain our gross profit dollars on a given volume of PVC pipe sales, even when PVC pipe prices have fallen, as we have been able to pass through a majority of the increase or decrease in PVC pipe prices to our customers. The impact of PVC price changes is minimized because we sell the majority of our PVC pipe utilizing direct shipments from suppliers and target and achieve high turnover for PVC pipe sales out of our inventory. Gross margins, defined as gross profits as a percentage of net sales, are affected by PVC price fluctuations because we focus on maintaining gross profit to the extent possible even when net sales are impacted and because of the effect that changes in the PVC pipe/ductile iron pipe product mix have on gross margins, given that PVC pipe typically carries a higher gross margin than ductile iron pipe.

Demand Fluctuations. Our sales are also affected by regional and local changes in commercial and residential construction activity and the level of municipal waterworks spending. The level of activity in the commercial construction market depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. The level of activity in the residential construction market depends on new housing starts, which are influenced by interest rates, availability of financing, housing affordability, unemployment rates, demographic trends, gross domestic product and consumer confidence. Changing economic conditions in our markets could affect the level of construction activity and, consequently, our net sales. In addition, water and wastewater transmission products sales are subject to the level of waterworks spending by municipalities. We believe municipal spending is a function of the amount of repair and improvements required for existing systems, which are functions of the age of the infrastructure, weather and construction-related damage, the level of maintenance spending, the water infrastructure needs of the municipality relative to other spending needs and the availability of municipal, state or federal funds for waterworks projects.

Seasonality. Given the seasonal nature of construction activity in many regions of the United States, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. We believe that our significant operations in more mild southern climates moderate our seasonality. Historically, consistent with annual construction seasonality, our net sales are typically higher during the second and third calendar quarters as compared to the first and fourth calendar quarters. In addition, we typically generate cash from a reduction in net working capital in the fourth quarter of each year and utilize cash from operations to fund increases in net working capital in the first and second quarter of each year.

Other important factors that could affect our results of operations are set forth under the heading "Risk factors" in the prospectus dated April 18, 2003 included in our Registration Statement on Form S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's significant accounting policies are more fully described in the notes to our audited financial statements which are set forth in the prospectus dated April 18, 2003 included in our Registration Statement on Form S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012. Certain of the Company's accounting policies require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. These judgments are based on our historical experience, current economic and industry trends, information provided by outside sources and management estimates. As with all judgments, they are subject to an inherent degree of uncertainty. Actual results may vary from the underlying estimates and such differences may be material to our results of operations.

Allowance for Doubtful Accounts. We evaluate the collectibility of accounts receivable based on historical trends, customer transaction history, accounts receivable aging and an evaluation of customer credit worthiness. Initially, a monthly provision is made based on historical experience. On a quarterly basis, we perform a detailed analysis of accounts receivable and adjust the allowance for doubtful accounts when necessary. While we have a large customer base that is geographically diverse, an economic slowdown in the markets in which we operate may result in higher uncollected accounts receivable and therefore the need to revise estimates for bad debts. To the extent actual credit experience or other assumptions used by management change, the allowance for doubtful accounts would be adjusted, which could affect our operating results.

Inventories. We periodically evaluate our inventories to ensure they are recorded at the lower of cost or market value. Inventories are adjusted based on this analysis as well as other factors including potential adjustments from physical inventory counts. Significant unusual events giving rise to changes in our inventory valuation are adjusted for when appropriate. To the extent future events impact the salability of our products, we may have to make future lower of cost or market inventory adjustments.

Goodwill and Long-Lived Assets. At March 28, 2003, $468.8 million of goodwill was reflected in our consolidated financial statements. We review the carrying value of our goodwill for impairment at least annually. To accomplish this, we estimate the fair value of each of our reporting units and compare the fair value estimate to the unit's carrying value. The fair value of a reporting unit may be estimated using methods such as a discounted cash flow analysis. If the carrying value of a reporting unit exceeds its fair value estimate, an indication exists that goodwill is impaired and we must perform additional analysis to determine the extent of any impairment. Any such impairment would be reflected as a charge in the statement of operations at that time.

We assess the impairment of our other long-lived assets whenever events or changes indicate that the carrying value of those assets may not be recoverable. If we determine that the sum of the estimated future cash flows (undiscounted) that we expect to result from the use and eventual deposition of those assets is less than the carrying value of the assets, we will recognize an impairment charge. Measurement of such impairment charge is based on our estimate of the fair value of our assets.

Consideration Received From Vendors. The Company enters into agreements with many of its vendors providing for inventory purchase rebates ("vendor rebates") upon achievement of specified volume purchasing levels. The Company accrues the receipt of vendor rebates as part of its cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at a period end for vendor rebates received on products not yet sold. While management believes the Company will continue to recognize consideration from vendors pursuant to underlying agreements, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future, which could impact our operating results.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

                                                      Successor             Predecessor
                                                  ------------------     ------------------
                                                                            U.S. Filter
                                                       National          Distribution Group,
                                                   Waterworks, Inc.      Inc. and Subsidiary
                                                       -Note 1                -Note 1

                                                  Three Months Ended     Three Months Ended
                                                       March 28,              March 29,
                                                         2003                   2002
                                                  ------------------     ------------------
STATEMENT OF OPERATIONS DATA:
Net sales                                                100.0%                 100.0%
Cost of goods sold                                        80.2%                  77.6%
                                                        ------                 ------
          Gross profit                                    19.8%                  22.4%
Operating expenses:
      Selling, general and administrative                 14.3%                  15.0%
      Loss - accounts receivable securitization             --                    0.3%
                                                        ------                 ------
          Income before depreciation
            and amortization                               5.5%                   7.1%
Depreciation and amortization                              0.3%                   0.4%
                                                        ------                 ------
          Operating income                                 5.2%                   6.7%
Other income (expense):
      Interest expense, net                               (3.5%)                 (0.0%)
      Other                                               (0.0%)                  0.0%
                                                        ------                 ------
          Income before income taxes                       1.7%                   6.7%
Income tax expense                                         0.7%                   2.6%
                                                        ------                 ------
          Income before cumulative effect of
            change in accounting  principle                1.0%                   4.1%
Cumulative effect of a change in
  accounting principle                                      --                 (202.5%)
                                                        ------                 ------
          Net income (loss)                                1.0%                (198.4%)
                                                        ======                 ======

THREE MONTHS ENDED MARCH 28, 2003 VERSUS THREE MONTHS ENDED MARCH 29, 2002

The following discussion regarding the three months ended March 28, 2003 and March 29, 2002 is based on the results of operations of U. S. Filter Distribution Group, Inc. for the 2002 period and of National Waterworks, Inc. for the 2003 period.

Certain Financial Statement Impacts of the Acquisition. As more fully discussed below, the revaluation of the net assets acquired in the acquisition did not affect our net sales. However, we recorded a $13.0 million valuation increase in inventory at November 22, 2002 as a result of the asset revaluation. While the increase in the value of our inventory had no cash impact, it did increase our costs of goods sold, adversely impacting our gross profit and our earnings before interest, taxes, depreciation and amortization ("EBITDA"). We recognized $9.0 million of the impact of the inventory revaluation during the November 22 to December 31, 2002 period. The final $4.0 million of the inventory revaluation was recognized in the first quarter of 2003.

Net Sales. Net sales for the three months ended March 28, 2003 increased $43.1 million, or 19.0%, to $269.8 million from $226.7 million for the three months ended March 29, 2002. The increase reflects the combined effects of a $6.0 million increase in net sales from the acquisition of Utility Piping Systems, Inc., a regional waterworks distribution company operating in Pennsylvania, New Jersey and Delaware, which we acquired on March 29, 2002, and a $37.1 million increase in net sales of our historical operations. The increase in net sales of our historical operations was primarily attributable to an increase in our sales price of PVC pipe, resulting from the pass through of an approximate 35% increase in our purchase price of PVC pipe. The PVC price increase combined with a volume increase resulted in an increase in sales of PVC pipe products of $23.8 million. Increases were recorded in all other product areas. As described above, we believe our ability to quickly pass-through increases or decreases in raw material prices to our customers significantly mitigates the impact of these fluctuations on our profitability.

Cost of Goods Sold. Cost of goods sold for the three months ended March 28, 2003 increased $40.4 million, or 22.9%, to $216.3 million from $175.9 million for the three months ended March 29, 2002. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to an approximate 35% increase in our purchase price of PVC pipe. The PVC price increase combined with a volume increase resulted in an increase in cost of goods sold of PVC pipe products of $22.1 million. Additionally the increase reflects the combined effects of a $4.8 million increase in cost of goods sold associated with sales resulting from our Utility Piping Systems, Inc. acquisition and the recognition of the final $4.0 million impact of the inventory revaluation as discussed above. As a percentage of net sales, cost of goods sold increased to 80.2% for the 2003 period compared to 77.6% in 2002.

Gross Profit. As a result of the foregoing, gross profit for the three months ended March 28, 2003 increased $2.8 million, to $53.5 million from $50.7 million for the three months ended March 29, 2002. Gross profit increases as a result of the acquisition of Utility Piping Systems and increased volume in our historical operations, were partially offset by the adverse impact of the inventory revaluation, representing 1.5% of net sales, recognized during the 2003 period. Our gross profit margin decreased to 19.8% for the 2003 period compared to 22.4% in 2002 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 28, 2003 increased $4.6 million, or 13.5%, to $38.7 million from $34.1 million for the three months ended March 29, 2002. This increase is primarily related to sales volume increases discussed above, $0.9 million of additional expenses resulting from the March 29, 2002 acquisition of Utility Piping Systems, Inc., and to a lesser extent, incremental costs of operating on a stand alone basis. As a percentage of net sales, selling, general and administrative expenses were 14.3% for the 2003 period compared to 15.0% in 2002.

Operating Income. As a result of the foregoing, operating income for the three months ended March 28, 2003 decreased $1.1 million, or 7.1%, to $14.0 million from $15.1 million for the three months ended March 29, 2002. As a percentage of net sales, operating income decreased to 5.2% for the 2003 period from 6.7% for the 2002 period, which is primarily attributable to the adverse impact of the inventory revaluation discussed above.

Interest Expense, Net. Interest expense, net for the three months ended March 28, 2003 was $9.5 million and was less than $0.1 million in 2002. The increase reflects the additional debt we incurred on November 22, 2002 to finance the acquisition of substantially all of the assets and certain liabilities of U. S. Filter Distribution Group, Inc.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS No. 142 prior to the consummation of the acquisition, USFDG completed an assessment of whether its goodwill at January 1, 2002, the date of adoption of SFAS No. 142, was impaired. As a result of this assessment, USFDG concluded that it was probable that the goodwill then assigned to its reporting units was impaired based in part upon the anticipated sale price of substantially all of its assets and liabilities to National Waterworks, Inc. Accordingly, the first quarter of 2002 included a charge for the estimated goodwill impairment of

$459.0 million. During this period, goodwill was primarily comprised of amounts resulting from the purchase accounting adjustments associated with the acquisition of United States Filter Corporation by Vivendi Environnement S.A. in 1997 and reflected, or "pushed-down", in USFDG's consolidated financial statements, and, to a lesser extent, amounts resulting from acquisitions since the date of the Vivendi Environnement S.A. acquisition.

Net Income (Loss). As a result of the foregoing, we reported net income of $2.7 million for the three months ended March 28, 2003, compared to a net loss of $449.8 million for the three months ended March 29, 2002. Excluding the cumulative effect of a change in accounting principle in 2002, net income decreased $6.5 million to $2.7 million in the 2003 period from $9.2 million in the 2002 period. This decline primarily reflects increased interest expense during the 2003 period and the effect of the inventory revaluation discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we participated in the centralized cash management program of our former parent, United States Filter Corporation, whereby all of our cash receipts were remitted to our former parent and substantially all of our cash disbursements were funded by our former parent. As a result of the acquisition and our separation from United States Filter Corporation, we no longer participate in such program. Historically, our primary cash requirements were to fund our operations, working capital and capital expenditures. Following the acquisition, our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility. In addition, as the acquisition was structured as an asset acquisition, we will be able to deduct for tax purposes, on a straight-line basis over 15 years, the related goodwill. We expect that this amortization will result in significant cash tax savings.

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $114.6 million at March 28, 2003 compared to net working capital of $105.1 million at December 31, 2002. The increase in net working capital is primarily attributable to the payment of annual incentive compensation plans during the first quarter of 2003.

On December 19, 2001, the Predecessor entered into an accounts receivable securitization facility pursuant to which from time to time the Predecessor sold its eligible accounts receivable to a wholly-owned, qualified special purpose entity ("QSPE"). The QSPE, in turn, sold the receivables to a securitization company. See Note 6 to our unaudited financial statements included elsewhere in this quarterly report. Concurrently with the closing of, and as a condition precedent to the Transactions, U.S. Filter Distribution Group, Inc. utilized a portion of the acquisition consideration to repay and terminate the securitization facility, which resulted in National Waterworks, Inc. acquiring all of U.S. Filter Distribution Group, Inc.'s accounts receivable at closing, including those that had been previously sold pursuant to the securitization facility.

Net cash used in operating activities for the three months ended March 28, 2003 was $0.6 million compared to net cash provided by operating activities for the three months ended March 29, 2002 of $4.5 million. The change in net cash provided by operating activities in 2003 compared to 2002 was primarily attributable to the change in our net income, excluding the effect of the cumulative change in accounting principle resulting from the goodwill impairment charge associated with the adoption of SFAS No. 142. The changes in inventories and trade accounts payable for the three months ended March 28, 2003 reflect the impact of PVC pricing fluctuations.

Net cash used in investing activities for the three months ended March 28, 2003 and March 29, 2002 was $3.4 million and $18.9 million, respectively. Net cash used in investing activities for the period ended March 28, 2003 reflected the post-closing cash adjustment of $3.1 million paid to U.S. Filter Distribution Group, Inc., related to the level of our working capital at the time of closing of the Transactions. Net cash used in investing activities for the three months ended March 29, 2002 reflected the one operating acquisition we completed in 2002 for a net consideration of $19.6 million. Of this consideration, $0.9 million, representing a purchase price adjustment, was paid during the third quarter of 2002. Capital expenditures for the three months ended March 28, 2003 and March 29, 2002 were unchanged at $0.3 million. We estimate that our capital expenditures for the remainder of 2003 will be approximately $2 million. Capital expenditures principally relate to improvements at our branch facilities and on-going investments to our IT system.

Net cash provided by financing activities for the three months ended March 28, 2003 and March 29, 2002 was $0.6 million and $11.6 million, respectively. Net cash provided in the 2003 period included a $1.0 million cash equity investment in our Parent by one of our and our Parent's directors, who had not made an investment in our Parent at the time the Transactions were consummated. The Parent made a concurrent $1.0 million capital contribution to the Company. Net cash provided by financing activities for the 2002 period reflected the excess of investments by our former parent, US Filter, through the cash management program over funds transferred to and expenditures funded by US Filter during the period.

Our senior credit facility consists of a $250.0 million term loan facility, all of which was outstanding at March 28, 2003, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at March 28, 2003 but approximately $3.4 million of the availability under the facility was used to support outstanding letters of credit. We repaid $2.5 million of the term loan on March 31, 2003 The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $2.5 million in 2003, $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly during 2009. In addition, commencing with the year ending December 31, 2003, we will be required to make annual mandatory prepayments of the term loans under the senior credit facility in an amount equal to 75% of Excess Cash Flow, determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amount, or, 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the fiscal year is not greater than 4:0 to 1:0. The term loans are also subject to mandatory prepayments in an amount equal to (i) 75% of the net proceeds from certain equity issuances (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate (but not less than 2.50%) plus an applicable margin, or a base rate plus a margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At March 28, 2003, the interest rate on the term loan was 6.5% per annum. Our senior credit facility permits us to issue up to an additional $50.0 million of credit facilities without the consent of the lenders there under, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain leverage ratios. Our $200.0 million principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements.

The senior credit facility and the indenture for the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at March 28, 2003. Indebtedness under the senior credit facility is secured by substantially all of our and our parent's assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic subsidiaries, if any. We do not currently have any subsidiaries.

Our ability to pay principal and interest on our indebtedness and to satisfy our other obligations will depend upon, among other things:

      - our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

      - the future availability of borrowings under our senior credit facility or any successor facility, the availability of which depends or may depend on, among other things, our complying with the covenants in our senior credit facility.

We believe that, based on our current levels of operations, our cash flow from operations, together with available borrowings under the senior credit facility, will be adequate for at least the next few years to make scheduled amortization and interest payments on our indebtedness and to fund anticipated capital expenditures and for working capital requirements. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

RECENT ACCOUNTING PRONOUNCEMENTS

See discussion regarding recent accounting pronouncements in Note 1 to the accompanying financial statements.

RELATED PARTY TRANSACTIONS

In January 2003, one of our and our Parent's directors, who had not made an investment in the Parent at the time the Transactions were consummated, made a $1.0 million cash equity investment in the Parent in exchange for the issuance of shares of common stock of the Parent. The Parent made a concurrent $1.0 million capital contribution to the Company. The investment was made at the same price per share as the original investment made by the Sponsors and management on November 22, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate ("LIBOR") or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of March 28, 2003, we had $200 million principal amount of fixed-rate debt represented by the notes and $250 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $2.5 million of the term loan on March 31, 2003. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which $3.4 million was used to support outstanding letters of credit at March 28, 2003. Based on the amount outstanding under the term loans at March 28, 2003, an immediate increase of one percentage point in the applicable interest rate would not cause an increase in annual interest expense due to the 2.5% Libor floor. Libor was less than 1.5% at March 28, 2003. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see "Factors affecting our business -- PVC Pipe Pricing" above.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

            99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the quarter ended March 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL WATERWORKS, INC.

Date:  May 7,  2003                  By:   /s/ Harry K. Hornish, Jr.
                                           --------------------------
                                           Harry Hornish
                                           President and Chief Executive Officer

Date:  May 7,  2003                  By:   /s/ Mechelle Slaughter
                                           ----------------------
                                           Mechelle Slaughter
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Harry Hornish, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Waterworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
            management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                          /s/ Harry K. Hornish, Jr.
                                           -------------------------
                                           Harry Hornish
                                           President and Chief Executive Officer

I, Mechelle Slaughter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Waterworks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
            management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                          /s/ Mechelle Slaughter
                                           ----------------------
                                           Mechelle Slaughter
                                           Chief Financial Officer