Form 10-Q
period 2003-06-27
NATIONAL WATERWORKS INC
filed 2003-08-07
CIK 1211010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 27, 2003

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes   /X/            No   / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes   / /            No   /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        COMMON STOCK                   OUTSTANDING AS OF AUGUST 7, 2003
                        ------------                   --------------------------------

                        $.01 Par Value                            100

                            NATIONAL WATERWORKS, INC.
                                    FORM 10-Q
                                      INDEX

..

                                                                                       PAGE(S)
                                                                                       -------
PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets of National Waterworks, Inc. as of
                  June 27, 2003 (unaudited) and December 31, 2002                         3

                  Statements of Operations of National Waterworks, Inc.
                   (Successor) for the Three Months and Six Months Ended
                  June 27, 2003 and of U.S. Filter Distribution Group, Inc. and
                  subsidiary (Predecessor) for the Three Months and Six Months
                   Ended June 28, 2002 (unaudited)                                        4

                  Statements of Cash Flows of National Waterworks, Inc.
                  (Successor) for the Six Months Ended June 27, 2003 and
                  of U.S. Filter Distribution Group, Inc. and subsidiary
                   (Predecessor) for the Six Months Ended June 28, 2002
                  (unaudited)                                                             5

                  Notes to Financial Statements (unaudited)                               6-9

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                   9-18

Item 3.           Quantitative and Qualitative Disclosures about Market Risk              18

Item 4.           Controls and Procedures                                                 18

PART II.    OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                        19

SIGNATURES                                                                                20

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                         Successor
                                                                  National Waterworks, Inc.
                                                                          -Note 1
                                                                  June 27
                                                                    2003       December 31,
                                                                 (unaudited)       2002
Assets
Current assets:
           Cash and cash equivalents                              $  19,303     $  39,888
           Trade accounts receivable, net                           218,924       174,012
           Inventories                                              102,134        91,619
           Deferred income taxes                                      3,522         4,713
           Other current assets                                       2,136         2,402
                                                                  ---------     ---------
                 Total current assets                               346,019       312,634
Property and equipment, net                                          20,756        21,805
Goodwill                                                            456,080       465,662
Deferred financing fees, net                                         21,056        12,667
Other assets                                                          1,152            49
                                                                  ---------     ---------
                                                                  $ 845,063     $ 812,817
                                                                  =========     =========

Liabilities and Stockholder's Equity
Current liabilities:
           Trade accounts payable                                 $ 145,534     $ 126,662
           Current installments of long-term debt                    11,250        10,000
           Accrued compensation and benefits                         16,884        22,036
           Other accrued expenses                                    11,496         8,989
                                                                  ---------     ---------
                 Total current liabilities                          185,164       167,687
Long-term debt, excluding current installments                      436,250       440,000
Deferred income taxes                                                 4,371         1,025
Other long term liabilities                                           1,200            --
                                                                  ---------     ---------
                 Total liabilities                                  626,985       608,712
Commitments and Contingencies
Stockholder's Equity:
           Common stock, par value $.01 per share; 100 shares
           authorized, issued and outstanding                            --            --
           Additional paid-in capital                               210,999       209,999
           Retained earnings (accumulated deficit)                    7,079        (5,894)
                                                                  ---------     ---------
                 Total stockholder's equity                         218,078       204,105
                                                                  ---------     ---------
                                                                  $ 845,063     $ 812,817
                                                                  =========     =========


The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)




                                                              Successor        Predecessor         Successor         Predecessor
                                                            --------------    ---------------    --------------     --------------
                                                                               U.S. Filter                           U.S. Filter
                                                                               Distribution                         Distribution
                                                              National         Group, Inc.         National          Group, Inc.
                                                             Waterworks,           and            Waterworks,            and
                                                                Inc.            Subsidiary           Inc.            Subsidiary
                                                               -Note 1           -Note 1            -Note 1            -Note 1

                                                                   Three Months Ended                    Six Months Ended
                                                            June 27, 2003     June 28, 2002      June 27, 2003      June 28, 2002
                                                            --------------    ---------------    --------------     --------------


Net sales                                                       $ 329,715         $ 312,012         $ 599,494         $ 538,679
Cost of goods sold                                                260,143           246,335           476,455           422,290
                                                                ---------         ---------         ---------         ---------
            Gross profit                                           69,572            65,677           123,039           116,389
Operating expenses:
        Selling, general and administrative                        41,803            39,016            80,499            73,107

        Loss - accounts receivable securitization                      --               862                --             1,540
                                                                ---------         ---------         ---------         ---------
            Income before depreciation and amortization            27,769            25,799            42,540            41,742
Depreciation and amortization                                         641               831             1,366             1,661
                                                                ---------         ---------         ---------         ---------
            Operating income                                       27,128            24,968            41,174            40,081
Other income (expense):
        Interest expense, net                                     (10,069)              (10)          (19,540)              (20)
        Other                                                          33                66               (12)               74
                                                                ---------         ---------         ---------         ---------
            Income before income taxes                             17,092            25,024            21,622            40,135
Income tax expense                                                  6,837             9,677             8,649            15,561
                                                                ---------         ---------         ---------         ---------
            Income before cumulative effect of change in           10,255            15,347            12,973            24,574
            accounting principle

Cumulative effect of a change in accounting principle                  --                --                --          (459,000)
                                                                ---------         ---------         ---------         ---------
            Net income (loss)                                   $  10,255         $  15,347         $  12,973         $(434,426)
                                                                =========         =========         =========         =========


The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                           Successor                   Predecessor
                                                                           ---------                   -----------
                                                                                                       U.S. Filter
                                                                           National                Distribution Group,
                                                                       Waterworks, Inc.            Inc. and Subsidiary
                                                                            -Note 1                      -Note 1
                                                                                     Six Months Ended
                                                                         ------------------------------------------
                                                                         June 27, 2003                June 28, 2002
                                                                         -------------                -------------
Cash flows from operating activities:
      Net income (loss)                                                   $  12,973                      $(434,426)
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Deferred income taxes                                                8,423                         1,202
         Amortization of deferred financing fees                              1,113                            --
         Depreciation and amortization                                        1,366                         1,661
         Loss on goodwill impairment                                             --                       459,000
         Gain on disposal of equipment                                          (39)                          (65)
         Provision for doubtful accounts                                        581                           431
      Changes in operating assets and liabilities, net
      of businesses acquired:
         Trade accounts receivable                                          (45,493)                       (9,331)
         Inventories                                                        (10,515)                      (22,268)
         Other current assets                                                   266                           330
         Other assets                                                        (1,107)                        4,298
         Trade accounts payable                                              18,872                        38,900
         Accrued compensation and benefits                                   (5,152)                       (8,725)
         Other accrued expenses                                               2,507                           635
         Other long term liabilities                                          1,200                            --
                                                                          ---------                     ---------
            Net cash provided by (used in) operating activities             (15,005)                       31,642
                                                                          ---------                     ---------
Cash flows from investing activities:
      Capital expenditures                                                     (738)                         (667)
      Additional NWW acquisition costs                                       (3,224)                           --
      Business acquisitions, net of cash                                         --                       (18,706)
      Proceeds from sales of property and equipment                             464                           792
                                                                          ---------                     ---------
            Net cash used in investing activities                            (3,498)                      (18,581)
                                                                          ---------                     ---------
Cash flows from financing activities:
      Capital contribution                                                    1,000                            --
      Financing fees                                                           (582)                           --
      Principal payments on long-term debt                                   (2,500)                         (112)
      Investment by US Filter                                                    --                        19,200
      Funds transferred to US Filter                                             --                      (564,974)
      Expenditures funded by US Filter                                           --                       506,295
      Allocation of expenses from US Filter                                      --                        23,878
                                                                          ---------                     ---------
            Net cash used in financing activities                            (2,082)                      (15,713)
                                                                          ---------                     ---------
            Net decrease in cash and cash equivalents                       (20,585)                       (2,652)
Cash and cash equivalents at beginning of period                             39,888                        13,288
                                                                          ---------                     ---------
Cash and cash equivalents at end of period                                $  19,303                     $  10,636
                                                                          =========                     =========
Cash paid for interest                                                    $  16,051                     $      21
                                                                          =========                     =========
Cash paid for income taxes                                                $     224                     $  14,359
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

                            NATIONAL WATERWORKS, INC.
                                   (Successor)

                US FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY
                                  (Predecessor)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

National Waterworks, Inc. ("NWW", "Company", or "Successor"), a wholly owned subsidiary of National Waterworks Holding, Inc. ("Parent"), was incorporated in September 2002 for the purpose of acquiring substantially all of the assets and assuming certain obligations of U.S. Filter Distribution Group, Inc. ("USFDG", "Predecessor" or the "Group"), a wholly owned subsidiary of United States Filter Corporation ("US Filter"), which is an indirect-wholly owned subsidiary of Veolia Environnement ("Veolia", formerly Vivendi Environnement S.A.). The acquisition was consummated on November 22, 2002.

As a result of the NWW acquisition, the balance sheets as of June 27, 2003 (unaudited) and December 31, 2002, the unaudited statements of operations for the three months and six months ended June 27, 2003, and the unaudited statement of cash flows for the six months ended June 27, 2003 represent NWW's financial position and the results of its operations and cash flows as of those dates and for those periods. The unaudited statements of operations for the three months and six months ended June 28, 2002, and the unaudited statement of cash flows for the six months ended June 28, 2002 represent USFDG's consolidated results of their operations and cash flows as of those dates and for those periods.

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

FISCAL YEAR

The Company's calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the three months ended June 27, 2003 and June 28, 2002 include thirteen weeks. The results for the six months ended June 27, 2003 and June 28, 2002 include twenty five weeks and three days and twenty five weeks and four days, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have any impact on the Company's financial statements.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financials instruments, the adoption of SFAS No. 149 is not expected to have any impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS No. 150 is not expected to have any impact on the Company's financial statements.



NOTE 2.  GOODWILL

The changes in the carrying amount of goodwill for the six-month period ended June 27, 2003, are as follows (in thousands):

                                                                                GOODWILL
                                                                                --------
Balance at December 31, 2002                                                   $ 465,662

Additional goodwill related to the NWW acquisition of USFDG:
     Additional transaction costs                                                     84

     Working capital purchase price adjustment                                     3,140

     Purchase accounting adjustment-change in tax basis of assets acquired        (3,886)

     Additional financing fees initially considered direct costs of the
        acquisition                                                               (8,920)
                                                                               ---------
Balance at June 27, 2003                                                       $ 456,080
                                                                               =========


During the second quarter of 2003, the Company recorded additional deferred financing fees of $8.9 million that will be amortized over the remaining life of the related debt. Also, additional deferred tax assets of $3.9 million were recorded based on management's best estimate of the acquired assets that will ultimately be accepted by the taxing authorities.

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

In the first quarter of 2002, the Predecessor completed the transitional assessment required by SFAS No. 142 of whether there was an indication that goodwill was impaired and concluded that it was probable that the goodwill then assigned to its reporting units was impaired. The fair value of its reporting units was estimated using, among other factors, the sales price included in the agreement relating to the sale of substantially all of the assets, net of certain liabilities, of USFDG to National Waterworks, Inc. The Predecessor estimated an impairment loss of $459.0 million. The goodwill impairment is reported as a cumulative effect of change in accounting principle in the accompanying financial statements for the six month period ended June 28, 2002.



NOTE 3.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Management has implemented the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has determined that the six geographic regions, to which substantially all income and expenses are allocated for purposes of allocating resources by the chief operating decision maker, meet all of the aggregation criteria of SFAS No. 131, including similar economic characteristics. Accordingly, there is one reportable segment.

Products include pipe, fire hydrants, meters, valves, fittings and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):



                                              Three Months Ended                         Six Months Ended
        Product Category              June 27, 2003        June 28, 2002        June 27, 2003       June 28, 2002
        ----------------              -------------        -------------        -------------       -------------


Pipe                                     $ 128,458            $ 131,492            $ 239,995           $ 215,027

Fittings                                  50,727               46,801               91,303              82,633

Valves                                    43,484               38,357               77,429              67,416

Meters                                    29,647               24,699               53,025              47,912

Fire Hydrants                             20,698               19,666               35,773              33,579

Service and Repair Products               22,092               19,888               39,911              35,731

Other                                     34,609               31,109               62,058              56,381
                                      ----------           ----------           ----------          ----------
                                      $  329,715           $  312,012           $  599,494          $  538,679
                                      ==========           ==========           ==========          ==========



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

Losses recognized on the sale of accounts receivable totaled approximately $0.9 million and $1.5 million for the three-month and six-month periods ending June 28, 2002, respectively. These costs are included in the accompanying unaudited statement of operations under the caption "Loss-accounts receivable securitization."

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

As discussed in Note 1, US Filter and USFDG sold substantially all of the Group's assets, net of certain liabilities as defined in the sales agreement, to NWW. As part of the agreement, US Filter and USFDG have retained the liabilities related to all existing and future, if any, asbestos claims. Additionally, Veolia, the parent of US Filter, has agreed to guarantee all obligations of USFDG and US Filter under the asset purchase agreement up to an aggregate of $50.0 million for a period of 15 years. As the asbestos claims were retained and in view of the indemnity provisions included in the sale agreement, management of NWW believes that it has no liability related to asbestos claims at June 27, 2003.

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



NOTE 7. SUBSEQUENT EVENT

In August 2003 the Company amended its senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provides for lower applicable margins for both Eurodollar rate and base rate term loans under the refinanced facility. In addition the minimum Eurodollar rate of 2.50% for term loans that existed prior to the amendment has been removed. The amendment also permits the Company to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment.


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

The following is management's discussion and analysis of significant factors which have affected the financial condition of the Company as of June 27, 2003 and the results of operations for the three months and six months then ended. This information should be read in conjunction with the Company's financial statements and the notes thereto contained herein and in the prospectus dated April 18, 2003 included in the Company's Registration Statement on Form S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012.

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

OVERVIEW

We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks product distribution market. We distribute a full line of pipes, fittings, valves, meters, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. In addition, we provide a broad array of value-added services that we believe are critical to our customers' success. These services include project estimation, project management and product advice. Through our network of 136 branches in 35 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

Acquisition of United States Filter Corporation. On April 23, 1999, Veolia acquired United States Filter Corporation, the parent of U.S. Filter Distribution Group, Inc. The acquisition was accounted for as a purchase and the related purchase accounting adjustments have been reflected, or "pushed-down," in the consolidated financial statements of U.S. Filter Distribution Group, Inc. for periods subsequent to April 30, 1999.

Acquisition of Assets of U.S. Filter Distribution Group, Inc. On November 22, 2002, we consummated the purchase of substantially all of the assets and businesses of, and assumed certain liabilities and obligations of, U.S. Filter

Distribution Group, Inc., a wholly-owned subsidiary of United States Filter Corporation, which is an indirect-wholly owned subsidiary of Veolia. We refer to the foregoing transaction as the "acquisition." The total cost of the acquisition, including the payment of transaction fees and expenses incurred by us and our stockholders, was approximately $662.2 million, after giving effect to a $3.1 million post-closing adjustment made on February 13, 2003 related to the level of our working capital at the time of closing. The acquisition of the assets and businesses of U.S. Filter Distribution Group, Inc. has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The excess of the purchase consideration over the historical basis of the net assets acquired has been applied, based on final valuations, to revalue the assets acquired and liabilities assumed to their fair values as of November 22, 2002, the date of acquisition. The post-closing adjustment has been reflected as an adjustment to goodwill in National Waterworks' financial statements as of June 27, 2003.

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

FACTORS AFFECTING OUR BUSINESS

PVC Pipe Pricing. The price of polyvinyl chloride ("PVC") pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit. PVC pipe products accounted for approximately 20% and 23% of our net sales in the three months ended June 27, 2003 and June 28, 2002, respectively, and 22% and 20% of our net sales in the six months ended June 27, 2003 and June 28, 2002, respectively. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2001, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.36, $0.34 and $0.49 per pound for the years ended December 31, 2002 (combined), 2001 and 2000, respectively, with our 2002 PVC purchase price ranging from a quarterly average of $0.30 to $0.42 per pound. Our purchase price of PVC pipe averaged $0.44 and $0.36 per pound for the three months ended June 27, 2003 and June 28, 2002, respectively, and $0.41 and $0.33 per pound for the six months ended June 27, 2003 and June 28, 2002, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales (but an increase in the volume of ductile iron pipe sales) in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

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

Goodwill and Long-Lived Assets. At June 27, 2003, $456.1 million of goodwill was reflected in our consolidated financial statements. We review the carrying value of our goodwill for impairment at least annually. To accomplish this, we estimate the fair value of each of our reporting units and compare the fair value estimate to the unit's carrying value. The fair value of a reporting unit may be estimated using methods such as a discounted cash flow analysis. If the carrying value of a reporting unit exceeds its fair value estimate, an indication exists that goodwill is impaired and we must perform additional analysis to determine the extent of any impairment. Any such impairment would be reflected as a charge in the statement of operations at that time.

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


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

                                                           Successor        Predecessor         Successor         Predecessor
                                                           ---------        -----------         ---------         -----------
                                                                            U.S. Filter                           U.S. Filter
                                                                            Distribution                         Distribution
                                                           National         Group, Inc.          National         Group, Inc.
                                                          Waterworks,           and            Waterworks,            and
                                                             Inc.            Subsidiary            Inc.           Subsidiary
                                                            -Note 1           -Note 1            -Note 1            -Note 1

                                                                Three Months Ended                    Six Months Ended
                                                         June 27, 2003     June 28, 2002      June 27, 2003      June 28, 2002
                                                         -------------     -------------      -------------      -------------
         STATEMENT OF OPERATIONS DATA:
         Net sales                                              100.0%             100.0%             100.0%            100.0%
         Cost of goods sold                                      78.9%              78.9%              79.5%             78.4%
                                                                -----              -----              -----             -----
                 Gross profit                                    21.1%              21.1%              20.5%             21.6%
         Operating expenses:
              Selling, general and administrative                12.7%              12.5%              13.4%             13.6%
              Loss - accounts receivable securitization           0.0%               0.3%               0.0%              0.3%
                                                                -----              -----              -----             -----
                 Income before depreciation
                 and amortization                                 8.4%               8.3%               7.1%              7.7%
         Depreciation and amortization                            0.2%               0.3%               0.2%              0.3%
                                                                -----              -----              -----             -----
                 Operating income                                 8.2%               8.0%               6.9%              7.4%
         Other income (expense):
              Interest expense, net                             (3.1%)               0.0%             (3.3%)              0.0%
              Other                                               0.0%               0.0%               0.0%              0.0%
                                                                -----              -----              -----             -----
                 Income before income taxes                       5.1%               8.0%               3.6%              7.4%
         Income taxes expense                                     2.1%               3.1%               1.4%              2.9%
                                                                -----              -----              -----             -----
                 Income before cumulative effect of
                 change in accounting principle                   3.0%               4.9%               2.2%              4.5%
         Cumulative effect of a change in
              accounting principle                                   -                  -                  -           (85.2%)
                                                                =====              =====              =====             =====
                 Net income (loss)                                3.0%               4.9%               2.2%           (80.7%)
                                                                =====              =====              =====             =====

THE FOLLOWING DISCUSSION REGARDING THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 27, 2003 AND JUNE 28, 2002 IS BASED ON THE RESULTS OF OPERATIONS OF U. S. FILTER DISTRIBUTION GROUP, INC. FOR THE 2002 PERIODS AND OF NATIONAL WATERWORKS, INC. FOR THE 2003 PERIODS.

THREE MONTHS ENDED JUNE 27, 2003 VERSUS THREE MONTHS ENDED JUNE 28, 2002

Net Sales. Net sales for the three months ended June 27, 2003 increased $17.7 million, or 5.7%, to $329.7 million from $312.0 million for the three months ended June 28, 2002. Net sales increased in all product areas except pipe. PVC pipe volume decreased primarily due to significant pipe shipments in the previous quarter and weather-related project delays throughout much of the country. The PVC pipe volume decrease is partially offset by an increase in our sales price of PVC pipe, resulting from the pass through of an approximate 22% increase in our purchase price of PVC pipe. The net decrease in sales of PVC pipe products was $5.2 million. As described above, we believe our ability to quickly pass-through increases or decreases in raw material prices to our customers significantly mitigates the impact of these fluctuations on our profitability.

Cost of Goods Sold. Cost of goods sold for the three months ended June 27, 2003 increased $13.8 million, or 5.6%, to $260.1 million from $246.3 million for the three months ended June 28, 2002. The increase reflects the increase in net sales discussed above. As a percentage of net sales, cost of goods remained unchanged at 78.9% for the 2003 period compared to 2002.

Gross Profit. As a result of the foregoing, gross profit for the three months ended June 27, 2003 increased $3.9 million, to $69.6 million from $65.7 million for the three months ended June 28, 2002. Our gross profit margin of 21.1% for the 2003 period remained unchanged as compared to 2002.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 27, 2003 increased $2.8 million, or 7.2%, to $41.8 million from $39.0 million for the three months ended June 28, 2002. This increase is primarily related to sales increases discussed above. As a percentage of net sales, selling, general and administrative expenses were 12.7% for the second quarter 2003 period compared to 12.5% in second quarter 2002.

Operating Income. Operating income for the three months ended June 27, 2003 increased $2.1 million, or 8.4%, to $27.1 million from $25.0 million for the three months ended June 28, 2002. As a percentage of net sales, operating income increased to 8.2% for the second quarter 2003 period from 8.0% for the second quarter 2002 period, which is primarily attributable to sales volume increases.

Interest Expense, Net. Interest expense, net for the three months ended June 27, 2003 was $10.1 million and was less than $0.1 million for the three months ended June 28, 2002. The increase reflects the additional debt we incurred on November 22, 2002 to finance the acquisition of substantially all of the assets and certain liabilities of USFDG.

Net Income (Loss). We reported net income of $10.3 million for the three months ended June 27, 2003, compared to a net income of $15.3 million for the three months ended June 28, 2002. The decrease of $5.0 million primarily reflects increased interest expense during the 2003 period as discussed above.

SIX MONTHS ENDED JUNE 27, 2003 VERSUS SIX MONTHS ENDED JUNE 28, 2002

Certain Financial Statement Impacts of the Acquisition. As more fully discussed below, the revaluation of the net assets acquired in the acquisition did not affect our net sales. However, we recorded a $13.0 million valuation increase in inventory at November 22, 2002 as a result of the asset revaluation. While the increase in the value of our inventory had no cash impact, it did increase our costs of goods sold, adversely impacting our gross profit. We recognized $9.0 million of the impact of the inventory revaluation during the November 22 to December 31, 2002 period. The final $4.0 million of the inventory revaluation was recognized in the first quarter of 2003.

Net Sales. Net sales for the six months ended June 27, 2003 increased $60.8 million, or 11.3%, to $599.5 million from $538.7 million for the six months ended June 28, 2002. The increase reflects the combined effects of a $6.0 million increase in net sales from the acquisition of Utility Piping Systems, Inc., a regional waterworks distribution company operating in Pennsylvania, New Jersey and Delaware, which we acquired on March 29, 2002, and a $54.8 million increase in net sales of our historical operations. The increase in net sales of our historical operations was attributable to increases recorded in all product areas. The increase in net sales of pipe was primarily attributable to an increase of $18.6 million in our net sales of PVC pipe, resulting from the pass through of an approximate 24% increase in our purchase price of PVC pipe. As described above, we believe our ability to quickly pass-through increases or decreases in raw material prices to our customers significantly mitigates the impact of these fluctuations on our profitability.

Cost of Goods Sold. Cost of goods sold for the six months ended June 27, 2003 increased $54.2 million, or 12.8%, to $476.5 million from $422.3 million for the six months ended June 28, 2002. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to increased volume. An approximate 24% increase in our purchase price of PVC pipe resulted in an increase in cost of goods sold of PVC pipe products of $17.5 million. Additionally the increase reflects the combined effects of a $4.8 million increase in cost of goods sold associated with sales resulting from our Utility Piping Systems, Inc. acquisition and the recognition of the final $4.0 million impact of the inventory revaluation as discussed above. As a percentage of net sales, cost of goods sold increased to 79.5% for the 2003 period compared to 78.4% in 2002.

Gross Profit. As a result of the foregoing, gross profit for the six months ended June 27, 2003 increased $6.6 million, to $123.0 million from $116.4 million for the six months ended June 28, 2002. Gross profit increases as a result of the acquisition of Utility Piping Systems and increased volume in our historical operations, were partially offset by the adverse impact of the inventory revaluation, representing .7% of net sales, recognized during the 2003 period. Our gross profit margin decreased to 20.5% for the 2003 period compared to 21.6% in 2002 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 27, 2003 increased $7.4 million, or 10.1%, to $80.5 million from $73.1 million for the six months ended June 28, 2002. This increase is primarily related to sales volume increases discussed above and $0.9 million of additional expenses resulting from the March 29, 2002 acquisition of Utility Piping Systems, Inc. As a percentage of net sales, selling, general and administrative expenses were 13.4% for the 2003 period compared to 13.6% in 2002.

Operating Income. Operating income for the six months ended June 27, 2003 increased $1.1 million, or 2.7%, to $41.2 million from $40.1 million for the six months ended June 28, 2002. As a percentage of net sales, operating income decreased to 6.9% for the 2003 period from 7.4% for the 2002 period, which is primarily attributable to the adverse impact of the inventory revaluation discussed above.

Interest Expense, Net. Interest expense, net for the six months ended June 27, 2003 was $19.5 million and was less than $0.1 million for the six months ended June 28, 2002. The increase reflects the additional debt we incurred on November 22, 2002 to finance the acquisition of substantially all of the assets and certain liabilities of USFDG.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS No. 142 prior to the consummation of the acquisition, USFDG completed an assessment of whether its goodwill at January 1, 2002, the date of adoption of SFAS No. 142, was impaired. As a result of this assessment, USFDG concluded that it was probable that the goodwill then assigned to its reporting units was impaired based in part upon the anticipated sale price of substantially all of its assets and liabilities to National Waterworks, Inc. Accordingly, 2002 included a charge for the estimated goodwill impairment of $459.0 million. During this period, goodwill was primarily comprised of amounts resulting from the purchase accounting adjustments associated with the acquisition of US Filter by Veolia in 1997 and reflected, or "pushed-down", in USFDG's consolidated financial statements, and, to a lesser extent, amounts resulting from acquisitions since the date of the Veolia acquisition.

Net Income (Loss). We reported net income of $13.0 million for the six months ended June 27, 2003, compared to a net loss of $434.4 million for the six months ended June 28, 2002. Excluding the cumulative effect of a change in accounting principle in 2002, net income decreased $11.6 million to $13.0 million in the 2003 period from $24.6 million in the 2002 period. This decline primarily reflects increased interest expense during the 2003 period and the effect of the inventory revaluation discussed above.


LIQUIDITY AND CAPITAL RESOURCES

Historically, we participated in the centralized cash management program of our former parent, US Filter, whereby all of our cash receipts were remitted to our former parent and substantially all of our cash disbursements were funded by our former parent. As a result of the acquisition and our separation from US Filter, we no longer participate in such program. Historically, our primary cash requirements were to fund our operations, working capital and capital expenditures. Following the acquisition, our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility. In addition, as the acquisition was structured as an asset acquisition, we will be able to deduct for tax purposes, on a straight-line basis over 15 years, the related goodwill. We expect that this amortization will result in significant cash tax savings.

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $141.6 million at June 27, 2003 compared to net working capital of $105.1 million at December 31, 2002. The increase in net working capital is primarily attributable to the seasonal nature of our business resulting in increased accounts receivable, inventory and accounts payable.

On December 19, 2001, the Predecessor entered into an accounts receivable securitization facility pursuant to which from time to time the Predecessor sold its eligible accounts receivable to a wholly-owned, qualified special purpose entity ("QSPE"). The QSPE, in turn, sold the receivables to a securitization company. See Note 5 to our unaudited financial statements included elsewhere in this quarterly report. Concurrently with the closing of, and as a condition precedent to the Transactions, USFDG utilized a portion of the acquisition consideration to repay and terminate the securitization facility, which resulted in National Waterworks, Inc. acquiring all of USFDG's accounts receivable at closing, including those that had been previously sold pursuant to the securitization facility.

Net cash used in operating activities for the six months ended June 27, 2003 was $15.0 million compared to net cash provided by operating activities for the six months ended June 28, 2002 of $31.6 million. The change in net cash related to operating activities in 2003 compared to 2002 was primarily attributable to an increase of $45.5 million in accounts receivable for the 2003 period, resulting from seasonal volume and higher net sales. The seasonal impact of accounts receivable in the 2002 period was offset through a $30.0 million increase in the Receivables Securitization Program of the Predecessor.

Net cash used in investing activities for the six months ended June 27, 2003 and June 28, 2002 was $3.5 million and $18.6 million, respectively. Net cash used in investing activities for the period ended June 27, 2003 reflected the post-closing cash adjustment of $3.1 million paid to USFDG, related to the level of our working capital at the time of closing of the Transactions. Net cash used in investing activities for the six months ended June 28, 2002 reflected the one operating acquisition we completed in 2002 for a net consideration of $19.6 million. Of this consideration, $0.9 million, representing a purchase price adjustment, was paid during the third quarter of 2002. Capital expenditures for the six months ended June 27, 2003 and June 28, 2002 were unchanged at $0.7 million. We estimate that our capital expenditures for the remainder of 2003 will be approximately $1.5 million. Capital expenditures principally relate to improvements at our branch facilities and on-going investments to our IT system.

Net cash used in financing activities for the six months ended June 27, 2003 and June 28, 2002 was $2.1 million and $15.7 million, respectively. Net cash provided in the 2003 period included a $1.0 million cash equity investment in our Parent by one of our and our Parent's directors, who had not made an investment in our Parent at the time the Transactions were consummated. The Parent made a concurrent $1.0 million capital contribution to the Company. The 2003 period also reflects a $2.5 million principal payment on the term loan. Net cash used in financing activities for the 2002 period reflected the excess of funds transferred to our former parent, US Filter, through the cash management program over investments and expenditures funded by US Filter during the period.

Our senior credit facility consists of a $250.0 million term loan facility, of which $247.5 million was outstanding at June 27, 2003, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at June 27, 2003 but approximately $3.4 million of the availability under the facility was used to support outstanding letters of credit. We repaid $2.5 million of the term loan on June 30, 2003. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $2.5 million in 2003, $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly during 2009. In addition, commencing with the year ending December 31, 2003, we will be required to make annual mandatory prepayments of the term loans under the senior credit facility in an amount equal to 75% of Excess Cash Flow, determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amount, or, 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the fiscal year is not greater than 4:0 to 1:0. The term loans are also subject to mandatory prepayments in an amount equal to (i) 75% of the net proceeds from certain equity issuances (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate (but not less than 2.50%) plus an applicable margin, or a base rate plus a margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At June 27, 2003, the interest rate on the term loan was 6.5% per annum. Our senior credit facility permits us to issue up to an additional $50.0 million of credit facilities without the consent of the lenders there under, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain leverage ratios. Our $200.0 million principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements.

In August 2003 we amended our senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provides for lower applicable margins for both Eurodollar rate and base rate term loans under the refinanced facility. In addition the minimum Eurodollar rate of 2.50% for term loans that existed prior to the amendment has been removed. The amendment also permits us to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment. The amendment is included as Exhibit 4.1.

The senior credit facility and the indenture for the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at June 27, 2003. Indebtedness under the senior credit facility is secured by substantially all of our and our parent's assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic subsidiaries, if any. We do not currently have any subsidiaries.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate ("LIBOR") or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of June 27, 2003, we had $200 million principal amount of fixed-rate debt represented by the notes and $247.5 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $2.5 million of the term loan on June 30, 2003. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which $3.4 million was used to support outstanding letters of credit at June 27, 2003. Based on the amount outstanding under the term loans at June 27, 2003, an immediate increase of one percentage point in the applicable interest rate would not cause an increase in annual interest expense due to the 2.5% Libor floor. Libor was less than 1.5% at June 27, 2003. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see "Factors affecting our business -- PVC Pipe Pricing" above.


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

As of the end of the second quarter, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended March 27, 2003.

                           PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

         10.32    First Amendment to the Credit Agreement (dated November 22,
                  2002) entered into by and between the Company and the syndication of lenders dated August 7, 2003.

         31.1 Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

         On May 6, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 thereof reporting that a press release was issued regarding the Company's financial results for the quarter ended March 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NATIONAL WATERWORKS, INC.

Date:  August 7, 2003                 By:  /s/ Harry K. Hornish, Jr.
                                          --------------------------
                                          Harry K. Hornish, Jr.
                                          President and Chief Executive Officer

Date:  August 7, 2003                 By:  /s/ Mechelle Slaughter
                                           ----------------------
                                          Mechelle Slaughter
                                          Chief Financial Officer