Form 10-Q
period 2003-09-26
NATIONAL WATERWORKS INC
filed 2003-10-29
CIK 1211010

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 26, 2003

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

                              Yes / /     No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                COMMON STOCK         OUTSTANDING AS OF OCTOBER 29, 2003
                ------------         ----------------------------------

                $.01 Par Value                     100

                            NATIONAL WATERWORKS, INC.
                                    FORM 10-Q
                                      INDEX


                                                                                        PAGE(S)
                                                                                        -------
PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets of National Waterworks, Inc. as of
            September 26, 2003 (unaudited) and December 31, 2002                          3

            Statements of Operations of National Waterworks, Inc.
            (Successor) for the Three Months and Nine Months Ended
            September 26, 2003 and of U.S. Filter Distribution Group, Inc. and
            subsidiary (Predecessor) for the Three Months and Nine Months
            Ended September 27, 2002 (unaudited)                                          4

            Statements of Cash Flows of National Waterworks, Inc.
            (Successor) for the Nine Months Ended September 26, 2003 and
            of U.S. Filter Distribution Group, Inc. and subsidiary
            (Predecessor) for the Nine Months Ended September 27, 2002
            (unaudited)                                                                   5

            Notes to Financial Statements (unaudited)                                     6-9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                         9-17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                    18

Item 4.     Controls and Procedures                                                       18

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                              19

SIGNATURES                                                                                20

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                 Successor
                                                         National Waterworks, Inc.
                                                                   -Note 1

                                                       September 26,
                                                            2003        December 31,
                                                         (unaudited)        2002
                                                         -----------        ----
Assets
Current assets:
        Cash and cash equivalents                        $  53,808       $  39,888
        Trade accounts receivable, net                     234,181         174,012
        Inventories                                         99,465          91,619
        Deferred income taxes                                3,044           4,713
        Other current assets                                 1,178           2,402
                                                         ---------       ---------
              Total current assets                         391,676         312,634
Property and equipment, net                                 20,695          21,805
Goodwill                                                   456,080         465,662
Deferred financing fees, net                                25,123          12,667
Other assets                                                 1,352              49
                                                         ---------       ---------
                                                         $ 894,926       $ 812,817
                                                         =========       =========
Liabilities and Stockholder's Equity
Current liabilities:
        Trade accounts payable                           $ 168,214       $ 126,662
        Current installments of long-term debt              12,500          10,000
        Accrued compensation and benefits                   22,839          22,036
        Other accrued expenses                              19,615           8,989
                                                         ---------       ---------
              Total current liabilities                    223,168         167,687
Long-term debt, excluding current installments             432,500         440,000
Deferred income taxes                                        7,305           1,025
Other long term liabilities                                  1,389              --
                                                         ---------       ---------
              Total liabilities                            664,362         608,712
Commitments and Contingencies
Stockholder's Equity:
Common stock, par value $.01 per share; 100
        shares authorized, issued, and outstanding              --              --
Additional paid-in capital                                 210,999         209,999
Retained earnings (accumulated deficit)                     19,565          (5,894)
                                                         ---------       ---------
              Total stockholder's equity                   230,564         204,105
                                                         ---------       ---------
                                                         $ 894,926       $ 812,817
                                                         =========       =========

The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Successor             Predecessor             Successor             Predecessor
                                                    ---------             -----------             ---------             -----------
                                                                          U.S. Filter                                   U.S. Filter
                                                                          Distribution                                 Distribution
                                                    National              Group, Inc.              National             Group, Inc.
                                                   Waterworks,                and                Waterworks,                and
                                                      Inc.                 Subsidiary                Inc.               Subsidiary
                                                     -Note 1                -Note 1                -Note 1                -Note 1

                                                           Three Months Ended                             Nine Months Ended
                                                  September 26,          September 27,          September 26,          September 27,
                                                      2003                    2002                   2003                  2002
                                                      ----                    ----                   ----                  ----
Net sales                                           $ 357,781             $ 329,997               $ 957,275             $ 868,676
Cost of goods sold                                    282,417               261,225                 758,872               683,515
                                                    ---------             ---------               ---------             ---------
        Gross profit                                   75,364                68,772                 198,403               185,161
Operating expenses:
     Selling, general and administrative               43,521                40,682                 124,020               113,789
     Loss-accounts receivable securitization               --                   874                      --                 2,414
                                                    ---------             ---------               ---------             ---------
        Income before depreciation and
        amortization                                   31,843                27,216                  74,383                68,958
Depreciation and amortization                             608                   774                   1,974                 2,435
                                                    ---------             ---------               ---------             ---------
        Operating income                               31,235                26,442                  72,409                66,523
Other income (expense):
     Interest expense, net                            (10,368)                  (11)                (29,908)                  (31)
     Other                                                (58)                  (13)                    (70)                   61
                                                    ---------             ---------               ---------             ---------
        Income before income taxes                     20,809                26,418                  42,431                66,553
Income tax expense                                      8,323                10,217                  16,972                25,778
                                                    ---------             ---------               ---------             ---------
        Income before cumulative effect of
        change in accounting principle                 12,486                16,201                  25,459                40,775
Cumulative effect of a change in accounting
principle                                                  --                    --                      --              (459,000)
                                                    ---------             ---------               ---------             ---------
        Net income(loss)                            $  12,486             $  16,201               $  25,459             $(418,225)
                                                    =========             =========               =========             =========

The accompanying notes are an integral part of these financial statements.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                    Successor               Predecessor
                                                                    ---------               -----------
                                                                                            U.S. Filter
                                                                     National           Distribution Group,
                                                                 Waterworks, Inc.       Inc. and Subsidiary
                                                                     -Note 1                  -Note 1
                                                                           Nine Months Ended
                                                                           -----------------
                                                                September 26, 2003      September 27, 2002
                                                                ------------------      ------------------
Cash flows from operating activities:
     Net income (loss)                                             $  25,459                $(418,225)
     Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Deferred income taxes                                         11,835                    1,457
        Amortization of deferred financing fees                        1,946                       --
        Depreciation and amortization                                  1,974                    2,435
        Loss on goodwill impairment                                       --                  459,000
        Gain on disposal of equipment                                    (37)                     (71)
        Provision for doubtful accounts                                  969                      914
     Changes in operating assets and liabilities,
        net of businesses acquired:
        Trade accounts receivable                                    (61,138)                 (30,034)
        Inventories                                                   (7,846)                 (11,399)
        Other current assets                                           1,224                      520
        Other assets                                                  (1,309)                   4,298
        Trade accounts payable                                        41,552                   35,173
        Accrued compensation and benefits                                803                   (3,780)
        Other accrued expenses                                        10,626                    1,250
        Other long term liabilities                                    1,389                       --
                                                                   ---------                ---------
           Net cash provided by operating activities                  27,447                   41,538
                                                                   ---------                ---------
Cash flows from investing activities:
     Capital expenditures                                             (1,444)                  (1,062)
     Additional NWW acquisition costs                                 (3,224)                      --
     Business acquisitions, net of cash                                   --                  (19,594)
     Proceeds from sales of property and equipment                       623                      906
                                                                   ---------                ---------
           Net cash used in investing activities                      (4,045)                 (19,750)
                                                                   ---------                ---------
Cash flows from financing activities:
     Capital contribution                                              1,000                       --
     Financing fees                                                   (5,482)                      --
     Principal payments on long-term debt                             (5,000)                    (193)
     Investment by US Filter                                              --                   20,093
     Funds transferred to US Filter                                       --                 (887,206)
     Expenditures funded by US Filter                                     --                  805,738
     Allocation of expenses from US Filter                                --                   39,038
                                                                   ---------                ---------
           Net cash used in financing activities                      (9,482)                 (22,530)
                                                                   ---------                ---------
           Net increase (decrease) in cash
                and cash equivalents                                  13,920                     (742)

Cash and cash equivalents at beginning of period                      39,888                   13,288
                                                                   ---------                ---------
Cash and cash equivalents at end of period                         $  53,808                $  12,546
                                                                   =========                =========
Cash paid for interest                                             $  22,985                $      31
                                                                   =========                =========
Cash paid for income taxes                                         $     845                $  24,576
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

                            NATIONAL WATERWORKS, INC.
                                   (Successor)

                US FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY
                                  (Predecessor)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1.  BASIS OF PRESENTATION

National Waterworks, Inc. ("NWW", "Company", or "Successor"), a wholly owned subsidiary of National Waterworks Holdings, Inc. ("Parent"), was incorporated in September 2002 for the purpose of acquiring substantially all of the assets and assuming certain obligations of U.S. Filter Distribution Group, Inc. ("USFDG", "Predecessor" or the "Group"), a wholly owned subsidiary of United States Filter Corporation ("US Filter"), which is an indirect-wholly owned subsidiary of Veolia Environnement ("Veolia", formerly Vivendi Environnement S.A.). The acquisition was consummated on November 22, 2002.

As a result of the NWW acquisition, the balance sheets as of September 26, 2003 (unaudited) and December 31, 2002, the unaudited statements of operations for the three months and nine months ended September 26, 2003, and the unaudited statement of cash flows for the nine months ended September 26, 2003 represent NWW's financial position and the results of its operations and cash flows as of those dates and for those periods. The unaudited statements of operations for the three months and nine months ended September 27, 2002, and the unaudited statement of cash flows for the nine months ended September 27, 2002 represent USFDG's consolidated results of their operations and cash flows as of those dates and for those periods.

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

FISCAL YEAR

The Company's calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the three months ended September 26, 2003 and September 27, 2002 include thirteen weeks. The results for the nine months ended September 26, 2003 and September 27, 2002 include thirty eight weeks and three days and thirty eight weeks and four days, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 had no impact on the Company's financial statements.

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financials instruments, the adoption of SFAS No. 149 had no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS No. 150 had no impact on the Company's financial statements.



NOTE 2.  GOODWILL

The changes in the carrying amount of goodwill for the nine-month period ended September 26, 2003, are as follows (in thousands):

                                                                       GOODWILL
                                                                       --------

Balance at December 31, 2002                                          $ 465,662

Additional goodwill related to the NWW acquisition of
  USFDG:
     Additional transaction costs                                            84

     Working capital purchase price adjustment                            3,140

     Purchase accounting adjustment-change in tax basis
       of assets acquired                                                (3,886)

     Additional financing fees initially considered
       direct costs of the acquisition                                   (8,920)
                                                                      ---------

Balance at September 26, 2003                                         $ 456,080
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

In the first quarter of 2002, the Predecessor completed the transitional assessment required by SFAS No. 142 of whether there was an indication that goodwill was impaired and concluded that it was probable that the goodwill then assigned to its reporting units was impaired. The fair value of its reporting units was estimated using, among other factors, the sales price included in the agreement relating to the sale of substantially all of the assets, net of certain liabilities, of USFDG to National Waterworks, Inc. The Predecessor estimated an impairment loss of $459.0 million. The goodwill impairment is reported as a cumulative effect of change in accounting principle in the accompanying financial statements for the nine month period ended September 27, 2002.

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

Products include pipe, fire hydrants, meters, valves, fittings and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):


                                   Three Months Ended              Nine Months Ended
                             September 26,    September 27,   September 26,   September 27,
                                  2003            2002            2003            2002
                                --------        --------        --------        --------

Pipe                            $144,611        $134,722        $384,165        $349,285
Fittings                          54,965          51,390         146,777         133,811
Valves                            43,478          40,513         121,238         108,039
Meters                            29,397          27,203          82,347          75,264
Fire Hydrants                     23,355          20,907          59,152          54,495
Service and Repair Products       25,290          21,795          65,161          57,499
Other                             36,685          33,467          98,435          90,283
                                --------        --------        --------        --------
                                $357,781        $329,997        $957,275        $868,676
                                ========        ========        ========        ========


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



NOTE 5.  ACCOUNTS RECEIVABLE SECURITIZATION

The Predecessor utilized a standard third-party receivables sale program, to provide low-cost funding based upon a securitization agreement entered into on December 19, 2001 (the "Receivables Securitization Program"). Under this maximum $170 million program, the Predecessor sold monthly, on a revolving basis, all of its rights, title and interest in, to and under these eligible accounts receivable to the Receivables Company, a bankruptcy-remote special purpose limited liability company. This company in turn transferred the eligible accounts receivable to a master trust which issued undivided interests in eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper.

The sale of receivables under this Receivables Securitization Program was accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Losses recognized on the sale of accounts receivable totaled approximately $0.9 million and $2.4 million for the three-month and nine-month periods ending September 27, 2002, respectively. These costs are included in the accompanying unaudited statement of operations under the caption "Loss-accounts receivable securitization."

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

As discussed in Note 1, US Filter and USFDG sold substantially all of the Group's assets, net of certain liabilities as defined in the sales agreement, to NWW. As part of the agreement, US Filter and USFDG have retained the liabilities related to all existing and future, if any, asbestos claims. Additionally, Veolia, the parent of US Filter, has agreed to guarantee all obligations of USFDG and US Filter under the asset purchase agreement up to an aggregate of $50.0 million for a period of 15 years. As the asbestos claims were retained and in view of the indemnity provisions included in the sale agreement, management of NWW believes that it has no liability related to asbestos claims at September 26, 2003.

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

The following is management's discussion and analysis of significant factors which have affected the financial condition of the Company as of September 26, 2003 and the results of operations for the three months and nine months then ended. This information should be read in conjunction with the Company's financial statements and the notes thereto contained herein and in the prospectus dated April 18, 2003 included in the Company's Registration Statement on Form S-4 (No. 333-102430) relating to our 10.50% Senior Subordinated Notes due 2012.

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

OVERVIEW

We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks product distribution market. We distribute a full line of pipes, fittings, valves, meters, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. In addition, we provide a broad array of value-added services that we believe are critical to our customers' success. These services include project estimation, project management and product advice. Through our network of 134 branches in 35 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

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

Acquisition of Assets of U.S. Filter Distribution Group, Inc. On November 22, 2002, we consummated the purchase of substantially all of the assets and businesses of, and assumed certain liabilities and obligations of, U.S. Filter Distribution Group, Inc., a wholly-owned subsidiary of United States Filter Corporation, which is an indirect-wholly owned subsidiary of Veolia. We refer to the foregoing transaction as the "acquisition." The total cost of the acquisition, including the payment of transaction fees and expenses incurred by us and our stockholders, was approximately $662.2 million, after giving effect to a $3.1 million post-closing adjustment made on February 13, 2003 related to the level of our working capital at the time of closing. The acquisition of the assets and businesses of U.S. Filter Distribution Group, Inc. has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. The excess of the purchase consideration over the historical basis of the net assets acquired has been applied, based on final valuations, to revalue the assets acquired and liabilities assumed to their fair values as of November 22, 2002, the date of acquisition. The post-closing adjustment has been reflected as an adjustment to goodwill in National Waterworks' financial statements as of September 26, 2003.

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

FACTORS AFFECTING OUR BUSINESS

PVC Pipe Pricing. The price of polyvinyl chloride ("PVC") pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit. PVC pipe products accounted for approximately 20% of our net sales in the three months ended September 26, 2003 and September 27, 2002, and 21% of our net sales in the nine months ended September 26, 2003 and September 27, 2002. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2001, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.36, $0.34 and $0.49 per pound for the years ended December 31, 2002 (combined), 2001 and 2000, respectively, with our 2002 PVC purchase price ranging from a quarterly average of $0.30 to $0.42 per pound. Our purchase price of PVC pipe averaged $0.39 and $0.42 per pound for the three months ended September 26, 2003 and September 27, 2002, respectively, and $0.41 and $0.36 per pound for the nine months ended September 26, 2003 and September 27, 2002, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales (but an increase in the volume of ductile iron pipe sales) in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

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

Seasonality. Given the seasonal nature of construction activity in many regions of the United States, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. We believe that our significant operations in more mild southern climates moderate our seasonality. Historically, consistent with annual construction seasonality, our net sales are typically higher during the second and third calendar quarters as compared to the first and fourth calendar quarters. In addition, we typically generate cash from a reduction in net working capital in the fourth quarter of each year and utilize cash from operations to fund increases in net working capital in subsequent working capital peak periods.

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

Goodwill and Long-Lived Assets. At September 26, 2003, $456.1 million of goodwill was reflected in our consolidated financial statements. We review the carrying value of our goodwill for impairment at least annually. To accomplish this, we estimate the fair value of each of our reporting units and compare the fair value estimate to the unit's carrying value. The fair value of a reporting unit may be estimated using methods such as a discounted cash flow analysis. If the carrying value of a reporting unit exceeds its fair value estimate, an indication exists that goodwill is impaired and we must perform additional analysis to determine the extent of any impairment. Any such impairment would be reflected as a charge in the statement of operations at that time.

The company will complete its evaluation of the carrying value of goodwill, at the reporting unit level, prior to December 31, 2003. The valuation date will be as of September 26, 2003.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

                                   Successor        Predecessor      Successor      Predecessor
                                   ---------        -----------      ---------      -----------
                                                    U.S. Filter                     U.S. Filter
                                                    Distribution                    Distribution
                                    National        Group, Inc.      National       Group, Inc.
                                   Waterworks,          and         Waterworks,         and
                                      Inc.          Subsidiary         Inc.         Subsidiary
                                    -Note 1           -Note 1         -Note 1         -Note 1

                                          Three Months Ended            Nine Months Ended
                                  September 26,    September 27,   September 26,  September 27,

                                        2003            2002           2003            2002
                                      ------          ------         ------          ------
Net sales                              100.0%          100.0%         100.0%          100.0%
Cost of goods sold                      78.9%           79.2%          79.3%           78.7%
                                      ------          ------         ------          ------
      Gross profit                      21.1%           20.8%          20.7%           21.3%
Operating expenses:
    Selling, general and
    administrative                      12.2%           12.3%          13.0%           13.1%
    Loss - accounts receivable
    securitization                       0.0%            0.3%           0.0%            0.3%
                                      ------          ------         ------          ------
      Income before
      depreciation and
      amortization                       8.9%            8.2%           7.7%            7.9%
Depreciation and amortization            0.2%            0.2%           0.2%            0.3%
                                      ------          ------         ------          ------
      Operating income                   8.7%            8.0%           7.5%            7.6%
Other income (expense):
    Interest expense, net               (2.9%)           0.0%          (3.1%)           0.0%
    Other                                0.0%            0.0%           0.0%            0.0%
                                      ------          ------         ------          ------
      Income before income
      taxes                              5.8%            8.0%           4.4%            7.6%
Income tax expense                       2.3%            3.1%           1.8%            3.0%
                                      ------          ------         ------          ------
      Income before cumulative
      effect of change in
      accounting principle               3.5%            4.9%           2.6%            4.6%
Cumulative effect of a change
in accounting principle                  0.0%            0.0%           0.0%          (52.8%)
                                      ------          ------         ------          ------
      Net income (loss)                  3.5%            4.9%           2.6%          (48.2%)
                                      ======          ======         ======          ======


THE FOLLOWING DISCUSSION REGARDING THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 26, 2003 AND SEPTEMBER 27, 2002 IS BASED ON THE RESULTS OF OPERATIONS OF U. S. FILTER DISTRIBUTION GROUP, INC. FOR THE 2002 PERIODS AND OF NATIONAL WATERWORKS, INC. FOR THE 2003 PERIODS.

THREE MONTHS ENDED SEPTEMBER 26, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 27,
2002

Net Sales. Net sales for the three months ended September 26, 2003 increased $27.8 million, or 8.4%, to $357.8 million from $330.0 million for the three months ended September 27, 2002. Net sales increased in all product areas brought by continued favorable economic conditions.

Cost of Goods Sold. Cost of goods sold for the three months ended September 26, 2003 increased $21.2 million, or 8.1%, to $282.4 million from $261.2 million for the three months ended September 27, 2002. The increase reflects the increase in net sales discussed above. As a percentage of net sales, cost of goods sold decreased to 78.9% for the third quarter 2003 period as compared to 79.2% in third quarter 2002.

Gross Profit. As a result of the foregoing, gross profit for the three months ended September 26, 2003 increased $6.6 million, to $75.4 million from $68.8 million for the three months ended September 27, 2002. Our gross profit margin increased to 21.1% for the third quarter 2003 period as compared to 20.8% in third quarter 2002.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 26, 2003 increased $2.8 million, or 6.9%, to $43.5 million from $40.7 million for the three months ended September 27, 2002. This increase is primarily related to sales increases discussed above. As a percentage of net sales, selling, general and administrative expenses were 12.2% for the third quarter 2003 period compared to 12.3% in third quarter 2002.

Operating Income. Operating income for the three months ended September 26, 2003 increased $4.8 million, or 18.2%, to $31.2 million from $26.4 million for the three months ended September 27, 2002. As a percentage of net sales, operating income increased to 8.7% for the third quarter 2003 period from 8.0% for the third quarter 2002 period, which is primarily attributable to sales volume increases.

Interest Expense, Net. Interest expense, net for the three months ended September 26, 2003 was $10.4 million and was less than $0.1 million for the three months ended September 27, 2002. The increase reflects the additional debt we incurred on November 22, 2002 to finance the acquisition of substantially all of the assets and certain liabilities of USFDG.

Net Income (Loss). We reported net income of $12.5 million for the three months ended September 26, 2003, compared to a net income of $16.2 million for the three months ended September 27, 2002. The decrease of $3.7 million primarily reflects increased interest expense during the 2003 period as discussed above.

NINE MONTHS ENDED SEPTEMBER 26, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 27, 2002

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

Net Sales. Net sales for the nine months ended September 26, 2003 increased $88.6 million, or 10.2%, to $957.3 million from $868.7 million for the nine months ended September 27, 2002. The increase reflects the combined effects of a $6.0 million increase in net sales from the acquisition of Utility Piping Systems, Inc., a regional waterworks distribution company operating in Pennsylvania, New Jersey and Delaware, which we acquired on March 29, 2002, and an $82.6 million increase in net sales of our historical operations. The increase in net sales of our historical operations was attributable to increases recorded in all product areas brought by continued favorable economic conditions.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 26, 2003 increased $75.4 million, or 11.0%, to $758.9 million from $683.5 million for the nine months ended September 27, 2002. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to increased volume. Additionally the increase reflects the combined effects of a $4.8 million increase in cost of goods sold associated with sales resulting from our Utility Piping Systems, Inc. acquisition and the recognition of the final $4.0 million impact of the inventory revaluation as discussed above. As a percentage of net sales, cost of goods sold increased to 79.3% for the 2003 period compared to 78.7% in 2002.

Gross Profit. As a result of the foregoing, gross profit for the nine months ended September 26, 2003 increased $13.2 million, to $198.4 million from $185.2 million for the nine months ended September 27, 2002. Gross profit increases as a result of the acquisition of Utility Piping Systems and increased volume in our historical operations, were partially offset by the adverse impact of the inventory revaluation, representing 0.4% of net sales, recognized during the 2003 period. Our gross profit margin decreased to 20.7% for the 2003 period compared to 21.3% in 2002 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 26, 2003 increased $10.2 million, or 9.0%, to $124.0 million from $113.8 million for the nine months ended September 27, 2002. This increase is primarily related to sales volume increases discussed above and $0.9 million of additional expenses resulting from the March 29, 2002 acquisition of Utility Piping Systems, Inc. As a percentage of net sales, selling, general and administrative expenses were 13.0% for the 2003 period compared to 13.1% in 2002.

Operating Income. Operating income for the nine months ended September 26, 2003 increased $5.9 million, or 8.9%, to $72.4 million from $66.5 million for the nine months ended September 27, 2002. As a percentage of net sales, operating income decreased to 7.5% for the 2003 period from 7.6% for the 2002 period, which is primarily attributable to the adverse impact of the inventory revaluation discussed above.

Interest Expense, Net. Interest expense, net for the nine months ended September 26, 2003 was $29.9 million and was less than $0.1 million for the nine months ended September 27, 2002. The increase reflects the additional debt we incurred on November 22, 2002 to finance the acquisition of substantially all of the assets and certain liabilities of USFDG.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS No. 142 prior to the consummation of the acquisition, USFDG completed an assessment of whether its goodwill was impaired at January 1, 2002, the date of adoption of SFAS No. 142. As a result of this assessment, USFDG concluded that it was probable that the goodwill then assigned to its reporting units was impaired based in part upon the anticipated sale price of substantially all of its assets and liabilities to National Waterworks, Inc. Accordingly, 2002 included a charge for the estimated goodwill impairment of $459.0 million. During this period, goodwill was primarily comprised of amounts resulting from the purchase accounting adjustments associated with the acquisition of US Filter by Veolia in 1997 and reflected, or "pushed-down", in USFDG's consolidated financial statements, and, to a lesser extent, amounts resulting from acquisitions since the date of the Veolia acquisition.

Net Income (Loss). We reported net income of $25.5 million for the nine months ended September 26, 2003, compared to a net loss of $418.2 million for the nine months ended September 27, 2002. Excluding the cumulative effect of a change in accounting principle in 2002, net income decreased $15.3 million to $25.5 million in the 2003 period from $40.8 million in the 2002 period. This decline primarily reflects increased interest expense during the 2003 period and the effect of the inventory revaluation discussed above.


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

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $114.7 million at September 26, 2003 compared to net working capital of $105.1 million at December 31, 2002. The increase in net working capital is primarily attributable to the seasonal nature of our business resulting in increased accounts receivable, inventory and accounts payable.

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

Net cash provided by operating activities for the nine months ended September 26, 2003 and September 27, 2002 was $27.4 million and $41.5 million, respectively. The change in net cash provided by operating activities in 2003 compared to 2002 was primarily attributable to an increase of $61.1 million in accounts receivable for the 2003 period, resulting from seasonal volume and higher net sales. The $30.0 million increase of accounts receivable in the 2002 period is net of a $30.0 million increase in the Receivables Securitization Program of the Predecessor. The effect of the increase in accounts receivable for the 2003 period relative to the 2002 period is partially offset by increases in trade accounts payable and other accrued expenses.

Net cash used in investing activities for the nine months ended September 26, 2003 and September 27, 2002 was $4.0 million and $19.8 million, respectively. Net cash used in investing activities for the period ended September 26, 2003 reflected the post-closing cash adjustment of $3.1 million paid to USFDG, related to the level of our working capital at the time of closing of the Transactions. Net cash used in investing activities for the nine months ended September 27, 2002 reflected the one operating acquisition we completed in 2002 for a net consideration of $19.6 million. Capital expenditures for the nine months ended September 26, 2003 and September 27, 2002 were $1.4 million and $1.1 million, respectively. We estimate that our capital expenditures for the remainder of 2003 will be approximately $0.6 million. Capital expenditures principally relate to improvements at our branch facilities and on-going investments to our IT system.

Net cash used in financing activities for the nine months ended September 26, 2003 and September 27, 2002 was $9.5 million and $22.5 million, respectively. Net cash used in financing activities in the 2003 period included a $1.0 million cash equity investment in our Parent by one of our and our Parent's directors, who had not made an investment in our Parent at the time the Transactions were consummated. The Parent made a concurrent $1.0 million capital contribution to the Company. The 2003 period also reflects $5.0 million in principal payments on the term loan. Net cash used in financing activities for the 2002 period reflected the excess of funds transferred to our former parent, US Filter, through the cash management program over investments and expenditures funded by US Filter during the period.

In August 2003 we amended our senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provided for lower applicable margins for both Eurodollar rate and base rate term loans under the refinanced facility. In addition the minimum Eurodollar rate of 2.50% for term loans that existed prior to the amendment has been removed. The amendment also permits us to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment, contingent upon meeting certain covenants. In connection with the amendment, we paid approximately $6.0 million of financing fees, including a $4.9 million call premium. The call premium is recorded as deferred financing fees with the remaining finance fees recorded as interest expense.

Our senior credit facility, as amended, consists of a $250.0 million term loan facility, of which $245.0 million was outstanding at September 26, 2003, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at September 26, 2003 but approximately $3.4 million of the availability under the facility was used to support outstanding letters of credit. We repaid $2.5 million of the term loan on September 30, 2003. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $2.5 million in 2003, $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly during 2009. In addition, commencing with the year ending December 31, 2003, we will be required to make annual mandatory prepayments of the term loans under the senior credit facility in an amount equal to 75% of Excess Cash Flow, determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or, 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the fiscal year is not greater than 4:0 to 1:0. The term loans are also subject to mandatory prepayments in an amount equal to (i) 75% of the net proceeds from certain equity issuances (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowings under the term loan portion and revolving credit facility bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus a margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At September 26, 2003, the interest rate on the term loan was 3.87% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the lenders there under, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain leverage ratios. Our $200.0 million principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements.

The senior credit facility and the indenture for the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at September 26, 2003. Indebtedness under the senior credit facility is secured by substantially all of our and our parent's assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic subsidiaries, if any. We do not currently have any subsidiaries.

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

In the fourth quarter of 2003, we anticipate that we will incur an additional $80 million term loan under our senior credit facility. We plan to use a portion of the proceeds, together with internally generated cash, to pay a $110 million dividend to our parent company so that our parent company can pay a $110 million dividend to its stockholders. Concurrently with the incurrence of the new term loan, we will seek an amendment of our senior credit facility and the consent of the holders of a majority of our senior subordinated notes, in each case to permit the payment of the dividend. The incurrence of the additional term loan, the bank amendment and the consent solicitation will each be conditioned on the other.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate ("LIBOR") or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of September 26, 2003, we had $200 million principal amount of fixed-rate debt represented by the notes and $245.0 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $2.5 million of the term loan on September 30, 2003. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which $3.4 million was used to support outstanding letters of credit at September 26, 2003. Based on the amount outstanding under the term loans at September 26, 2003, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.4 million increase in annual interest expense based on scheduled amortization payments. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see "Factors affecting our business -- PVC Pipe Pricing" above.


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

As of the end of the third quarter, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended June 27, 2003.

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

(b)  REPORTS ON FORM 8-K

      On August 6, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 9 thereof reporting that a press release was issued regarding the Company's financial results for the quarter ended June 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL WATERWORKS, INC.

Date:  October 29, 2003              By: /s/ Harry K. Hornish, Jr.
                                         -------------------------------------
                                         Harry K. Hornish, Jr.
                                         President and Chief Executive Officer

Date:  October 29, 2003              By: /s/ Mechelle Slaughter
                                         -------------------------------------
                                         Mechelle Slaughter
                                         Chief Financial Officer