Form 10-K
period 2003-12-31
NATIONAL WATERWORKS INC
filed 2004-03-03
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 333-102430

NATIONAL WATERWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	05-0532711 (I.R.S. Employer Identification No.)

200 West Highway 6, Suite 620, Waco, Texas 76712 (Address of Principal Executive Offices)	76712 (Zip Code)

Registrant’s telephone number, including area code (254) 772-5355

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     The aggregate value of the common stock held by non-affiliates of the registrant as of June 30, 2003 (based upon the book value per share of the common stock) was $0.0.

     As of March 2, 2004, the registrant had 100 shares of common stock outstanding.

Documents Incorporated by Reference: None

NATIONAL WATERWORKS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, “we,” “us”, “our” and National Waterworks refer to National Waterworks, Inc., a Delaware corporation.

     This report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “may,” “should”, and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in this report, including the factors set forth under the caption “Risk Factors” in Item 7 of this report. We assume no obligation to publicly update any forward-looking statements contained in this report.

ITEM 1. BUSINESS

General

     We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks products distribution market. We distribute a full line of products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. In addition, we provide a broad array of value-added services such as project estimation, project management and product advice. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 133 branches in 35 states, we sell to municipalities directly and contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects.

     In 2003, we purchased products from over 3,800 suppliers and sold to over 27,000 customers. We offer both our suppliers and customers essential services by providing customers with a single source for water and wastewater transmission products, which substantially reduces their need to manage inventory and multiple vendor relationships. None of our suppliers offers a complete waterworks product line, and the majority lack the scale, infrastructure, such as a large, local sales force, and expertise to service the broad customer base directly. By aggregating the supply of our products, we relieve our suppliers of the need to maintain a local inventory and a local sales force and the related credit and accounts receivable functions.

     Our branches compete on a local basis and benefit from our large scale and national coverage. We empower and create incentives for our branch managers to customize product and service offerings in response to the needs of local customers and to adapt to changing local market dynamics, within the pricing and purchasing parameters established by senior management. We believe that this strategy promotes an entrepreneurial approach at the branch level while maintaining appropriate management control and pricing discipline through our entire network. Our branches are operated by managers and sales personnel with significant industry expertise, local knowledge and long-standing customer relationships. Our customized IT system supports our sales personnel and provides benefits to our customers, including expedited project estimation and bid preparation; real-time pricing, availability and order status information; on-line ordering and purchase processing; and material and project management. At the same time, our single IT system provides detailed operating data on a daily basis at the branch and customer levels which allows our branch and senior management to closely monitor branch operating performance. Our preferred vendor programs typically include volume purchase incentives and other benefits, including cash discounts and extended payment terms. In 2003 over 80% of our purchases were under preferred vendor programs and we continue to establish or enhance these relationships with new and existing suppliers.

Overview of Our Business

History

     In 1996, United States Filter Corporation acquired Davis Water & Waste Industries, Inc. (which changed its name to U.S. Filter Distribution Group, Inc. (“U.S. Filter”)) with the goal of creating the first nationwide waterworks products distribution network. At that time, no national waterworks distribution platform existed in the United States, and the sector was primarily comprised of regional and local firms. Through the acquisition and combination of four additional large-scale regional waterworks products distributors in 1996 and 1997, U.S. Filter became a major participant in the sector. Each of these regional acquisitions and the majority of our other acquisitions had been in business for over 20 years and were the source of the majority of U.S. Filter’s senior and branch management. In November 2002, we purchased substantially all of the assets and businesses of, and assumed certain liabilities and obligations of U.S. Filter, which we refer to herein as the “Acquisition.”

     We have continued to increase our revenues through organic growth, including market share gains and new branch openings, as well as through selected strategic acquisitions. Since the beginning of 2000, we have opened or acquired 13 new branches, while closing or consolidating 20 branches in order to eliminate branch overlap due to acquisitions and to improve our profitability and return on managed assets. We identify acquisition opportunities that allow us to expand our local market positions, geographic coverage or local product lines. As we expanded our branch network, we also broadened our product mix to meet the demands of customers in our diverse local markets.

Business Operations

     Regional Organization and Branch Network. We are organized geographically into six different regions in the United States (Midwest, Southwest, Pacific, Southeast, Mid-South and Mid-Continent). While we are organized regionally, our distribution network operates on a branch system. Each region has from 16 to 29 branches and a regional vice president responsible for overall sales and operations. This regional structure enables us to address the specific management, strategic, operational and other needs of each region. Our network of 133 branches covers 35 states, the majority of which are located in regions that have historically experienced population and economic growth.

     Branch Management. We believe that our branch network and management structure brings many benefits, including entrepreneurship, flexibility, and long-term customer relationships at the local level. Each branch is managed by a district/branch manager, who is typically supported by a branch operations manager. We believe that our branch managers are able to maximize their branch’s financial performance due to the flexibility with which they operate within the company-wide management and control structure. This structure enables a branch manager to tailor his or her branch’s particular strategy, marketing and product and service offerings to address the needs of customers in the local market. Our senior management establishes pricing and purchasing parameters, which branch managers are able to adjust within a specified range to enhance their branch’s results and address specific customer situations.

     Our compensation programs align our interests with those of our employees by linking compensation levels to the achievement of branch or region specific goals based on profitability and return on managed assets. These incentive programs give managers, sales personnel and all other employees an opportunity to personally benefit from improving these metrics, reducing costs, developing local market niches and adapting to changing market conditions. We also benefit from this program as a substantial portion of our employee-related costs is variable based on financial performance.

     The majority of our district/branch managers have spent substantially all of their careers in their local markets. Given our managers’ strong industry and local expertise, they are empowered to manage their own customer relationships, sales force, other personnel, pricing for product sales and purchases within company-wide parameters, inventory and other activities. While branches benefit from this expertise and entrepreneurship, they also benefit from being part of our nationwide network. At the corporate level, we:

•	set overall financial, operating and strategic goals and parameters, including guidelines for pricing and working capital management;

•	support our branches with services such as IT, credit, human resources, finance, accounting and legal, among others;

•	negotiate preferred vendor purchasing programs;

•	provide tools that support value-added customer services;

•	provide training and operational support; and

•	help branches to meet their goals through management assistance and transferring best practices.

     Branch Operations. A branch’s organization varies depending on its size. Our branches averaged over $9 million of net sales in 2003. A typical branch consists of 9-12 people, including a branch manager, a branch operations manager, outside sales personnel, inside sales personnel and support/warehouse personnel. In larger branches, the staff may also include a sales manager, a purchasing manager and/or an estimator. When several branches are in close proximity to each other, a district manager may oversee all such branches as opposed to having individual managers at each branch. In these cases, the branch operations managers in that district tend to be more senior and experienced managers. Each branch customizes its product and service offerings based on its local market. A typical branch offers 2,400 to 3,000 products and stocks 1,000 to 1,600 items.

     We receive our orders from customers either directly or through negotiated or competitive bids, which are typically evaluated based on service, availability, reliability and price. A new order or bid is either generated by, or input into, our IT system for scheduling, inventory management, ordering from a supplier, if necessary, and billing. Products are delivered either from the relevant branch’s inventory, another branch’s inventory or in the case of large or long-lead time orders, directly from the manufacturer to the customer (“direct” sales). Direct sales accounted for approximately 35% of our net sales in 2003. Direct sales and the ability to access other branches’ inventory allow our branches to reduce their inventory and the related holding and handling costs. In addition, our IT system automatically generates recommended purchasing reports to replenish our inventory as products are sold.

Products and Service Overview

     Products.

     A typical waterworks system is comprised of many components, including reservoirs and other water sources, water treatment plants and pumping stations, wastewater treatment plants and residential and commercial customers. We distribute products that comprise the water and wastewater transmission network within the waterworks system. Our primary products include pipe, fittings, valves, meters and hydrants and service/repair products. We also offer other complementary products for waterworks construction and maintenance/repair.

     Pipe. Piping products are our primary waterworks product and generate the greatest portion of our net sales, approximately 40% in 2003, but a smaller portion of our gross profits. Given the relatively large size and weight of pipe and typically large size of pipe orders, the majority of our pipe sales are shipped directly from the manufacturer to the customer, which reduces our handling costs, inventory and exposure to changes in raw material prices. We distribute a broad range of pipe made from different materials, including polyvinyl chloride, or PVC, ductile iron, copper, polyethylene and high-density polyethylene, or HDPE. PVC pipe and ductile iron pipe are the most commonly used and account for the majority of our pipe sales.

     Fittings. Fittings are used to connect pipe to other pipe sections, valves and other devices. Fittings complement our broad pipe products line with high customer overlap and generate higher gross margins. In 2003, fittings accounted for approximately 15% of our net sales. We distribute a broad range of fittings made from PVC, ductile iron, and to a lesser extent, copper, brass and HDPE.

     Valves. Valves are used to control the flow of water and wastewater within transmission networks and, similar to fittings, complement our other product offerings. In 2003, valves accounted for approximately 12% of our net sales. Besides an array of standard valves, we also distribute backflow preventers, which primarily prevent reverse flow of liquid in the water system.

     Meters and Hydrants. In 2003, meters and hydrants accounted for approximately 9% and 6% of our net sales, respectively. Meters typically are higher gross margin products. Meters measure the amount of liquid that flows through pipes and are critical to municipalities and other water and wastewater system operators for billing purposes. New meter technology, such as the ability to receive data electronically, and the importance of water-related revenues to municipalities has led to growth in meter sales. Hydrants are important for public safety for firefighting purposes.

     Service/Repair Products. Our service and repair products include water cut-off devices, clamps, and other products. In 2003, these products accounted for approximately 7% of our net sales. Local availability and timely delivery of these products are key to meeting customer needs since many of these products are generally used for emergency repairs.

     Other Products. We also offer other complementary products that are necessary for water and wastewater systems or in order to be a full product supplier. These products carry a relatively high gross margin and accounted for approximately 11% of our net sales in 2003. Examples include access boxes that protect valves and meters from theft, damage, or destruction; iron castings, including grates and manhole covers, which fit into or on top of waterworks structures; and tools specific to waterworks construction and maintenance, as well as general hand tools.

     The sale of water and wastewater transmission products is subject to seasonal and weather-related fluctuations. Coincident with annual construction seasonality, our net sales are typically higher during the second and third calendar quarters and lower during the first and fourth quarters due to reduced construction activity during the winter. Adverse weather conditions in our markets may also decrease the level of construction activity.

     Customer Service. We focus on offering our customers consistent, high quality local service and a broad range of value-added services, which result in long-term customer relationships. Initially, we assist contractor customers in the preparation of their bids with product knowledge and advice, cost estimates, inventory levels and product standardization. In addition, our sales representatives maintain databases of local specifications and provide customized databases for contractors. After a contractor begins a project, we focus on reducing their total project cost by:

•	reducing their inventory cost;

•	expediting the completion of the project through the timely and coordinated delivery of the necessary waterworks products; and

•	reducing the related administrative burdens.

     Through the combination of these services, we believe that we have been able to reduce our contractor customers’ focus on product pricing by reducing their overall costs and downtime and improving their project planning and execution. We provide our municipal customers with similar services and benefits.

     We also leverage our sophisticated IT system to provide superior customer service. The IT system is specifically designed to provide our customers and our sales force with direct, quick, accurate and convenient access to data (including product pricing and availability and past and current order information) in a variety of electronic mediums (on-line, fax, email, EDI and spreadsheet). Our sales representatives can access our IT system either from their desktop computer or remotely from laptop computers, and transmit and receive updated information on a real-time basis. Our customers have access to their accounts and our product and service offerings over a secure and real-time Internet system.

Customers

     We have a diversified customer base, which minimizes our exposure to any particular customer, customer type or region. Substantially all of our customers are local in nature and include municipalities, public works contractors who serve municipalities, private waterworks contractors who perform residential, commercial and industrial construction projects and industrial customers. Our 2003 revenues were split approximately evenly between publicly-funded and privately-funded sales. These sectors are affected by different macroeconomic variables, which we believe reduce our exposure to adverse conditions in any particular sector. In 2003, we served over 9,000 municipal customers and over 18,000 contractor and industrial/other customers. During 2003, approximately 86% of our net sales were from customers to whom we sold products in each of the last three years, demonstrating the stability of our customer base. We have established long-term relationships with the majority of our customers, but no single customer accounts for a meaningful share of our revenues. In 2003, our largest customer accounted for less than 1% of our net sales and our largest region accounted for approximately 22% of our net sales.

Suppliers and Preferred Vendor Programs

     We purchase products from over 3,800 suppliers and substantially all of our primary suppliers have supplied us for over ten years. We utilize multiple suppliers for substantially all of our products. We purchase from both national suppliers and local or regional suppliers, which allows our branch managers to customize their product offering for their local market. Our largest supplier accounted for approximately $135 million or 13% of product purchases in 2003. The products we purchase from this supplier are also sourced from other suppliers.

     We have established preferred vendor programs to more effectively leverage our purchasing power with suppliers. As part of this effort, we have significantly reduced our supplier base, which has resulted in stronger, strategic relationships with a core group of vendors and more reliable deliveries, reduced errors and better purchasing terms. Our preferred vendor programs typically include volume purchase incentives and other benefits, including cash discounts and extended payment terms. Over 130 of our suppliers have attained preferred vendor status, and we continue to establish or enhance these relationships with new and existing suppliers. In 2003, we purchased over 80% of our products from these preferred vendors.

Marketing and Sales

     We have approximately 250 sales representatives experienced in the water and wastewater transmission products distribution sector. These sales representatives have in-depth product and technical knowledge, significant local experience and long-term customer relationships, all of which are critical to our success. In addition, we believe that our leading market position, high-quality service offering and innovative compensation program result in a low turnover among our sales force.

     Our field sales representatives are based at branches and are responsible for generating sales, providing all of our basic and value-added services to customers and establishing new customer relationships. These sales representatives are highly qualified professionals and participate in ongoing training programs. Our service-oriented philosophy and incentive compensation program encourage our sales representatives to proactively participate in product selection; provide product specifications, usage data, product alternatives within required product specifications and project bids; and participate in the collection of accounts receivable.

     We also have regionally based product specialists, who support the outside sales representatives in their respective region. These specialists have expertise with respect to specific product and service offerings. In addition, we have customer service representatives which support the outside sales force. These customer service representatives are responsible for entering and tracking orders, answering technical questions and sourcing products. The customer service representatives provide us with additional depth to our customer relationships and a pool of talent for future outside sales representatives.

     Accounts Receivable. We proactively manage our accounts receivable with customers. We maintain detailed, up-to-date credit history and receivables information on over 27,000 customers and conduct extensive credit checks on new customers (including trade and banking references, independent credit reports and financial statement analyses). Since the beginning of 2000, on average, less than 9% of accounts receivable have been outstanding greater than 90 days and bad debt expense has averaged approximately .08% of net sales. Our credit department, which includes national and regional professionals, is responsible for approving customers’ credit, collecting receivables and ensuring that appropriate state and local bond and lien statutes are followed.

     We maintain all of our credit and receivables information on our IT system, allowing easy access by our credit department and branch managers. A customer’s status is automatically reviewed by the IT system during order entry and product shipment to ensure that branches operate within credit guidelines. We set a pre-determined credit limit for each customer in our IT system which automatically prevents additional sales absent appropriate approvals if the customer’s credit limit is exceeded. We are also able to generate daily reports that highlight any potential issues to our credit professionals and branch managers. Customers can also track their outstanding balances online to accelerate the payment process. Finally, our sales representatives are typically incentivized to collect receivables and forfeit a portion of the related sales commission if collection does not occur on a timely basis.

Management Information Systems

     Our IT system is critical to our success and we believe it provides us with a competitive advantage. We have developed a single infrastructure that integrates our customer service, management, operational and financial functions in a reliable, flexible and easy to operate system. The system is easily scalable to support additional organic growth and acquisitions and currently has unused capacity. We leverage our IT system to provide superior, customized service, which reduces our customers’ costs and improves our operating efficiency. Examples of customer service benefits include:

     Material Management Online. Our Internet interface allows our customers to manage all aspects of their accounts on a secure, online and real-time basis. Our customers can:

•	access product pricing and availability and place orders, including using their own product numbers which are automatically converted to our product numbers;

•	access order information (including status, delivery schedule and past invoices);

•	release products for delivery;

•	access account-specific catalogs, including account-specific pricing and past preferences; and

•	view local specifications and requirements.

     Project Management. We offer numerous project management services to reduce our customers’ cost and to allow them to bid on more projects. Through this system, we provide over 10,000 project estimates monthly. We can either:

•	integrate price-supported product databases into a contractor’s estimating system;

•	provide access to our own estimating system; or

•	generate the estimate ourselves in the format requested by the customer (e.g., spreadsheets via email).

     Our estimating system is integrated with the rest of our IT system, allowing for a seamless interface between sales and operations. During a project, our customers can receive project-specific management reports and other information (e.g., shipment and payment status, products released against the bid, change orders and invoices) via the Internet, email, or fax, which result in more efficient project management. Our customers can receive their invoices via email on a daily basis to expedite billing their customers.

     From an internal point-of-view, our IT system improves our efficiency, profitability and asset management. It integrates all of our locations and key functions and provides easy access to detailed, up-to-date information. Benefits include:

•	nationwide and local real-time control of pricing for sales and purchases, including for individual customers;

•	the ability to monitor individual customer’s profitability and accounts receivable, including preset credit limits which prevent additional sales if exceeded;

•	better inventory management and sharing across branches;

•	expedited and automatic posting, matching and processing of orders, receivables and payables; and

•	integrated payroll and accounting, including the ability to quickly consolidate financial results from our branches.

     The system generates management reports that track key metrics on regional, branch and customer basis, which allows us to monitor and more effectively manage our business at all levels and to set sales strategies.

     We have established emergency contingencies to protect our IT system and test our preparedness and contingency plan yearly. Such measures include automatic re-establishment of a branch’s connection to the system if it is lost and a fully functional, secure back-up location provided by a third-party.

Raw Materials

     We do not manufacture any products. However, our suppliers are susceptible to fluctuations in certain raw material prices, which can impact our purchase and sales prices for these products. PVC pipe accounted for approximately 21% of our 2003 net sales, and is susceptible to price fluctuations. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2003, which we believe to be the most recent peak to trough period. Our average 2003 PVC purchase price was $0.41 per pound and ranged from a quarterly average of $0.39 to $0.44 per pound. We believe that we take minimal raw material price risk, based on our high inventory turns, sales shipped directly from manufacturers to customers, ability to quickly pass price fluctuations on to customers and our relatively small average project size and short timing. In addition, when we enter into longer-term arrangements with our customers, we typically enter into similar term arrangements with our suppliers.

Employees

     As of December 31, 2003, we had approximately 1,447 employees, including 1,436 full-time employees and 11 part-time employees. As of December 31, 2003, approximately 220 of our employees were in managerial positions, 275 were in sales positions and 952 were in warehouse/delivery and general administrative positions. In addition, 12 of our employees at three branches were unionized pursuant to collective bargaining agreements that expire in July 2004 and December 2006. We believe that we have good relationships with our employees and low voluntary turnover.

Competition

     In each of our local markets, we typically compete with three to five other distributors. Generally, local competition includes a branch of one or both of the other two national distributors, Hughes Supply, Inc. and Wolseley PLC. We also compete with other local and regional distributors. The principal methods of competition include offering prompt local service, fulfillment capability, local knowledge, breadth of product and service offerings, total cost to the customer, and price. We believe we compete successfully in these areas.

Environmental Matters

     Our facilities and operations are subject to federal, state and local environmental and workplace health and safety requirements, including those relating to the handling, storage and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. Historically, we have not had, nor do we currently anticipate, any material adverse effect on our business or financial condition as a result of our efforts to comply with, or our liability under, such requirements. Our operations consist of distribution of water and wastewater transmission products rather than manufacturing, so we are not significantly regulated from an environmental standpoint.

     In the future, federal, state or local governments could enact new or more stringent laws or regulations concerning environmental and workplace health and safety matters that could affect our operations. We could be found to be in violation of these or other environmental laws and regulations and we could be held liable for contamination that may be found at our facilities or off-site locations where we have sent wastes. We are currently not aware of circumstances where a violation of or a liability under environmental requirements could have a material adverse effect on our business or financial condition.

     Certain of U.S. Filter’s predecessors distributed or may have distributed cement pipe containing asbestos. Certain of these predecessors are or have been defendants in lawsuits seeking to recover personal injury and other damages for alleged exposure to asbestos in these pipes, and at December 31, 2003, 111 lawsuits remained outstanding. Total defense and settlement costs paid in these settled actions through December 31, 2003 by U.S. Filter have been approximately $2.5 million, the majority of which has been paid by insurance companies. The Acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and United States Filter Corporation retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. United States Filter Corporation and U.S. Filter also agreed that, until November 22, 2012, U.S. Filter will, and United States Filter Corporation will cause U.S. Filter to maintain U.S. Filter’s corporate existence and ensure that U.S. Filter has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by U.S. Filter and its indemnification obligations, as and when they become due. In addition, Veolia Environnement (“Veolia,” formerly Vivendi Environnement S.A.) has guaranteed all obligations of United States Filter Corporation and U.S. Filter under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million for a period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to U.S. Filter and to the extent U.S. Filter, United States Filter Corporation and Veolia are unable to fulfill their contractual obligations.

ITEM 2. PROPERTIES

     We have 133 distribution branches in 35 states. We lease and own 105 and 28 branches, respectively. Our facilities are used for storing inventory and maintaining office space and typically consist of a one-to-two acre lot adjacent to a warehouse/office building. We typically enter into leases with terms ranging from two to five years that include renewal options. In addition, we lease our principal executive offices in Waco, Texas and own our two other administrative centers.

ITEM 3. LEGAL PROCEEDINGS

     In addition to those items disclosed above in “Item 1. Business” under the caption “Environmental Matters” which are incorporated by reference into this item, we are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely determined, would have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established trading market for our common stock. As of March 2, 2004, one hundred percent of our stock was held by our parent, National Waterworks Holdings, Inc. (“Holdings”). In 2003, we paid dividends aggregating $39.3 million in respect of our outstanding common stock. We did not pay any dividends in respect of our common stock in 2002.

          Our senior secured credit facility and the indenture governing our senior subordinated notes both contain covenants that limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and other operating data of:

•	National Waterworks as of December 31, 2003 and 2002, for the year ended December 31, 2003 and for the period from November 22 to December 31, 2002. This information was derived from our audited financial statements included elsewhere in this report; and

•	U.S. Filter as of November 21, 2002 and for the period from January 1 to November 21, 2002, as of and for the years ended December 31, 2001 and 2000, as of and for the eight months ended December 31, 1999, as of and for the one month ended April 30, 1999. Information was derived from U.S. Filter’s audited financial statements; and

•	U.S. Filter as of and for the three months ended March 31, 1999. Information was derived from U.S. Filter’s unaudited financial statements.

     On April 23, 1999, Veolia acquired United States Filter Corporation, the parent of U.S. Filter. That acquisition was accounted for as a purchase and the related purchase accounting adjustments have been reflected (“pushed-down”) in the consolidated financial statements of U.S. Filter for periods subsequent to April 30, 1999.

     In the opinion of management, the unaudited financial information referred to above includes all adjustments, consisting of only normal non-recurring adjustments, considered necessary for a fair presentation of this information.

     The information set forth below should be read in conjunction with the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

							Predecessor
							U.S. Filter
			Predecessor				(owned by
			U.S. Filter				United States Filter
	National Waterworks		(owned by Veolia)				Corporation)

		Period from
	12 Months	November	Period from	12 Months		8 Months
	Ended	22 to	January 1 to	Ended		Ended	1 Month	3 Months
	December 31,	December 31,	November 21,	December 31,		December 31,	Ended April 30,	Ended March 31,
(dollars in thousands)	2003	2002	2002	2001	2000	1999	1999	1999
Consolidated statements of operations data:
Net sales	$1,278,351	$94,250	$1,058,768	$1,120,330	$1,173,323	$830,449	$66,334	$228,839
Cost of goods sold[3]	1,010,361	82,005	831,764	880,569	936,502	665,196	54,514	182,930

Gross profit	267,990	12,245	227,004	239,761	236,821	165,253	11,820	45,909
Selling, general and administrative	167,152	14,737	139,825	152,470	151,488	102,456	10,567	35,670
Loss - accounts receivable securitization	—	—	2,480	536	—	—	—	—

Income (loss) before depreciation and amortization	100,838	(2,492)	84,699	86,755	85,333	62,797	1,253	10,239
Depreciation	2,556	251	3,123	3,586	3,582	2,313	292	876
Amortization of intangible assets	8	1	8	25,008	25,043	16,779	165	462

Operating income (loss)	98,274	(2,744)	81,568	58,161	56,708	43,705	796	8,901
Stock option redemption[1]	—	—	—	—	—	—	(15,214)	—
Completion bonuses[2]	—	—	(6,200)	—	—	—	—	—
Interest expense, net	(41,333)	(6,826)	(36)	(79)	(86)	(120)	(19)	(87)
Other income (expense)	(11)	(12)	59	(8)	178	891	14	91

Income (loss) before income taxes and cumulative effect of a change in accounting principle	56,930	(9,582)	75,391	58,074	56,800	44,476	(14,423)	8,905
Income tax expense (benefit)	23,289	(3,688)	29,238	31,924	31,237	23,539	(5,500)	3,495

Income (loss) before cumulative effect of a change in accounting principle	33,641	(5,894)	46,153	26,150	25,563	20,937	(8,923)	5,410

Cumulative effect of a change in accounting Principle[4]	—	—	(459,000)	—	—	—	—	—

Net income (loss)	$33,641	$(5,894)	$(412,847)	$26,150	$25,563	$20,937	$(8,923)	$5,410

Other operating data:
Ratio of earnings to fixed Charges[5]	2.2x	—	18.8x	13.7x	14.0x	16.6x	—	10.3x
Balance sheet data (at period end):
Total assets	$802,957	$812,817	$1,100,948	$1,462,116	$1,438,949	$1,404,133	$1,407,460	$459,202
Total debt	$440,000	$450,000	$631	$852	$2,176	$3,010	$4,018	$4,039
Total stockholder’s equity	$199,473	$204,105	$937,469	$1,330,224	$1,305,024	$1,279,461	$1,258,524	$328,551

(1) On April 23, 1999, the date of the United States Filter Corporation acquisition by Veolia, U.S. Filter recognized approximately $15.2 million in compensation expense associated with settlement of outstanding stock options of United States Filter Corporation held by certain of its employees.

(2) Reflects completion bonuses paid by United States Filter Corporation to certain members of management and other key employees of U.S. Filter upon consummation of the Acquisition.

(3) In connection with the Acquisition, we recorded a $13.0 million inventory revaluation adjustment pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations. Of this amount, $9.0 million was recognized in costs of goods sold for the period November 22 to December 31, 2002. The remaining $4.0 million was recognized in cost of goods sold during the quarter ended March 28, 2003.

(4) Reflects an impairment charge relating to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. See Note 4 to the audited financial statements included elsewhere in this report.

(5) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and cumulative effect of a change in accounting principle and fixed charges. Fixed charges consist of interest, whether expensed or capitalized; amortization of debt issuance costs; and one-third of rent expense, which management believes to be representative of the interest factor thereon. For the period from November 22, 2002 to December 31, 2002, fixed charges exceeded earnings by $2.4 million. The deficiency in the period ended December 31, 2002 included a $2.5 million write-off of financing fees related to financing the Acquisition which is included in interest expense, net, as well as the effect of the inventory revaluation adjustment referred to in note (3) above. For the one month ended April 30, 1999, fixed charges exceeded earnings by $14.1 million. The deficiency in the one-month period ended April 30, 1999 included the $15.2 million stock option redemption expense discussed in note (1) above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the financial statements and related notes included elsewhere in this report.

Overview

     We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks product distribution market. We began operations in 1996 when United States Filter Corporation acquired Davis Water & Waste Industries, Inc. (which changed its name to U.S. Filter Distribution Group, Inc.) with the goal of creating the first nationwide waterworks products distribution network. Through the acquisition and combination of four additional large-scale regional waterworks products distributors in 1996 and 1997, we became a major participant in the sector. We have continued to increase our revenues through organic growth, including market share gains, new branch openings and selected strategic acquisitions. In November, 2002, we purchased substantially all of the assets and businesses of, and assumed certain liabilities and obligations of U.S. Filter, becoming a stand alone company.

     We generate revenue by distributing a full line of products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. In addition, we provide a broad array of value-added services such as project estimation, project management and product advice. We face a variety of challenges and opportunities in responding to the dynamics of the water and wastewater transmission industry characterized by evolving customer needs and intense competition. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 133 branches in 35 states, we sell to municipalities directly and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, our 2003 net sales were split approximately evenly between publicly-funded and privately-funded sales. The following table sets forth our net sales by product category as a percentage of 2003 net sales:

Pipe	40%
Fittings	15%
Valves	12%
Meters	9%
Service and repair products	7%
Fire hydrants	6%
Other	11%

Total	100%

     Our strategy revolves around expanding and strengthening our market presence while focusing on customer service. Additionally, we partner with preferred vendors, manage working capital, and work toward improved profitability to improve our overall financial strength. Our financial strength and ability to adapt to current economic conditions is dependent in part on our generation of cash flow, effective working capital management, and growth in our business. Additionally, we attempt to mitigate the effect of economic conditions through a highly variable cost structure and low capital spending requirements.

     We generate cash primarily from our operations. During 2003 we generated $37.0 million in cash flow from operating activities while our cash and cash equivalents decreased $21.2 million. We paid a dividend of $39.3 million and reduced our long-term borrowings by $10.0 million. We also paid $3.2 million in acquisition costs consisting primarily of the post-closing purchase price adjustment related to the Acquisition, and paid $5.5 million of financing fees principally related to the August 2003 amendment to our senior credit facility.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the financial statements.

     Allowance for Doubtful Accounts. Since the beginning of 2000, on average, our bad debt expense has been only 0.08% of net sales. We evaluate the collectibility of accounts receivable based on historical trends, customer transaction history, accounts receivable aging and an evaluation of customer credit worthiness. Initially, a monthly provision is made based on historical experience. On a quarterly basis, we perform a detailed analysis of accounts receivable and adjust the allowance for doubtful accounts when necessary. While we have a large customer base that is geographically diverse, an economic slowdown in the markets in which we operate may result in higher uncollected accounts receivable and therefore the need to revise estimates for bad debts. To the extent actual credit experience or other assumptions used by management change, the allowance for doubtful accounts would be adjusted, which could affect our operating results.

     Inventories. Since the beginning of 2000, our slow moving inventory has averaged less than 2% of our total inventory. We periodically evaluate our inventories to ensure they are recorded at the lower of cost or market value. The inventory reserve is adjusted monthly based on a review of slow moving inventories as well as other factors including potential adjustments from physical inventory counts. Significant unusual events giving rise to changes in our inventory valuation are reserved when appropriate. To the extent future events impact, either favorably or unfavorably, the salability of our products, our inventory reserves could differ significantly resulting in higher or lower future inventory accruals.

     Goodwill and Long-Lived Assets. We review the carrying value of our goodwill for impairment at least annually. To accomplish this, we utilize a third party independent appraiser to assess the fair value of each of our reporting units. The fair value of a reporting unit may be estimated using methods such as a discounted cash flow analysis and market approaches. The Company compares the fair value estimate to the unit’s carrying value. If the carrying value of a reporting unit exceeds its fair value estimate, an indication exists that goodwill is impaired and we must perform additional analysis to determine the extent of any impairment. Any such impairment would be reflected as a charge in the statement of operations at that time. See Recent Accounting Pronouncements below for a discussion concerning our adoption of SFAS No. 142, Goodwill and Other Intangible Assets.

     Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or other changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Consideration Received From Vendors. We enter into agreements with many of our vendors providing for inventory purchase rebates (“vendor rebates”) upon achievement of specified volume purchasing levels. We accrue the receipt of vendor rebates as part of our cost of sales for products sold based on progress towards earning the vendor rebates, taking into consideration cumulative purchases of inventory to date and projected purchases through the end of the year. An estimate of unearned vendor rebates is included in the carrying value of inventory at a period end for vendor rebates received on products not yet sold. While management believes that we will continue to recognize consideration from vendors pursuant to underlying agreements, there can be no assurance that vendors will continue to provide comparable amounts of vendor rebates in the future, which could impact our operating results.

Results of Operations

     The following table sets forth the percentage relationship that certain items from our financial statements bear in relation to net sales:

			Predecessor
	Successor		U.S. Filter
	National Waterworks		and Subsidiary
		Period of	Period of
		November 22,	January 1,
	Year Ended	2002 through	2002 through	Year Ended
	December 31,	December 31,	November 21,	December 31,
Statement of Operations Data	2003	2002	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0%	87.0%	78.6%	78.6%

Gross profit	21.0%	13.0%	21.4%	21.4%
Operating expenses:
Selling, general and administrative	13.1%	15.6%	13.2%	13.6%
Loss — accounts receivable securitization	—	—	.2%	.1%

Income (loss) before depreciation and amortization	7.9%	(2.6)%	8.0%	7.7%
Depreciation	.2%	.3%	.3%	.3%
Amortization of intangible assets	0.0%	0.0%	0.0%	2.2%

Operating income (loss)	7.7%	(2.9)%	7.7%	5.2%
Other income (expense):
Completion bonuses	—	—	(.6)%	—
Interest expense, net	(3.2)%	(7.2)%	0.0%	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Income (loss) before income taxes, and cumulative effect of a change in accounting principle	4.5%	(10.1)%	7.1%	5.2%
Income taxes expense (benefit)	1.8%	(3.9)%	2.8%	2.9%

Income (loss) before cumulative effect of a change in accounting principle	2.7%	(6.2)%	4.3%	2.3%
Cumulative effect of a change in accounting principle	—	—	(43.3)%	—

Net income (loss)	2.7%	(6.2)%	39.0)%	2.3%

     The following discussions regarding the year ended December 31, 2002 are based on the combined results of operations of U. S. Filter for the period from January 1 to November 21, 2002 and of National Waterworks for the period from November 22 to December 31, 2002. The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and the excess of the purchase consideration over the historical basis of the net assets acquired has been applied to revalue the assets acquired and liabilities assumed to their fair values at November 22, 2002, the date of the Acquisition. Goodwill of $465.7 million was recognized in our financial statements as a result of the Acquisition. A $3.1 million post-closing purchase price adjustment made by National

Waterworks in the first quarter of 2003 was reflected as an adjustment to goodwill in our financial statements for the quarter ended March 28, 2003. The combined 2002 results discussed below are not necessarily indicative of what the full year 2002 would have been had the change in ownership resulting from the Acquisition not occurred.

Year Ended December 31, 2003 Compared to Combined Year Ended December 31, 2002

Certain Financial Statement Impacts of the Acquisition. As more fully discussed below, the revaluation of the net assets acquired in the Acquisition did not affect our net sales. However, we recorded a $13.0 million valuation increase in inventory at November 22, 2002 as a result of the asset revaluation. While the increase in the value of our inventory had no cash impact, it did increase our costs of goods sold, adversely impacting our gross profit. We recognized $9.0 million of the impact of the inventory revaluation during the period of November 22 to December 31, 2002. The final $4.0 million of the inventory revaluation was recognized in the first quarter of 2003.

Net Sales. Net sales for the year ended December 31, 2003 increased $125.4 million, or 10.9%, to $1,278.4 million from $1,153.0 million for the year ended December 31, 2002. The increase reflects the combined effects of a $6.0 million increase in net sales from our acquisition of Utility Piping Systems, Inc., a regional waterworks distribution company operating in Pennsylvania, New Jersey and Delaware, which we acquired on March 29, 2002, and a $119.4 million increase in net sales of our historical operations. A portion of the increase was attributable to an increase in net sales of PVC pipe of $29.3 million primarily resulting from the pass through of an approximate 13% increase in our purchase price of PVC pipe products. The remaining increase in net sales of our historical operations was attributable to increases recorded in all product areas brought by continued favorable economic conditions.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2003 increased $96.6 million, or 10.6%, to $1,010.4 million from $913.8 million for the year ended December 31, 2002. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to the increase in cost of goods sold of PVC pipe products of $27.6 million and increased volume in all other product categories. Additionally the increase reflects the combined effects of a $4.8 million increase in cost of goods sold associated with sales resulting from our acquisition of Utility Piping Systems, Inc. and the recognition of the final $4.0 million impact of the inventory revaluation discussed above. As a percentage of net sales, cost of goods sold decreased to 79.0% in 2003 compared to 79.3% in 2002.

Gross Profit. As a result of the foregoing, gross profit for the year ended December 31, 2003 increased $28.8 million, or 12.0%, to $268.0 million from $239.2 million for the year ended December 31, 2002. Gross profit increased as a result of our acquisition of Utility Piping Systems, Inc. and increased volume in our historical operations, and was partially offset by the adverse impact of the inventory revaluation, representing 0.3% of net sales, recognized during the 2003 period. Our gross profit margin increased to 21.0% in 2003 compared to 20.7% in 2002 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2003 increased $12.6 million, or 8.2%, to $167.2 million from $154.6 million for the year ended December 31, 2002. This increase is primarily related to the sales volume increases discussed above and $0.9 million of additional expenses resulting from our acquisition of Utility Piping Systems, Inc. As a percentage of net sales, selling, general and administrative expenses were 13.1% in 2003 compared to 13.4% in 2002.

Loss—Accounts Receivable Securitization. Loss—accounts receivable securitization was $2.5 million for the year ended December 31 2002. This loss reflects the sale of a portion of our accounts receivable at a discount relating to an accounts receivable securitization facility that we entered into on December 19, 2001. For more information, see “—Liquidity and capital resources” below. The facility was repaid and terminated in November 2002. Accordingly, there was no related activity in 2003.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2003 were $2.6 million, compared to $3.4 million for the year ended December 31, 2002. Depreciation includes depreciation of property, plant and equipment.

Operating Income. As a result of the foregoing, operating income for the year ended December 31, 2003 increased $19.5 million, or 24.7%, to $98.3 million from $78.8 million for the year ended December 31, 2002. As a percentage of net sales, operating income increased to 7.7% in 2003 from 6.8% in 2002.

Completion Bonuses. In connection with the Acquisition, we recognized $6.2 million in non-recurring compensation expense in 2002 for payments made by U. S. Filter to certain members of our management upon consummation of the Acquisition.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2003, was $41.3 million, compared to $6.9 million for the year ended December 31, 2002. The increase reflects interest related to the additional debt we incurred on November 22, 2002 to finance the Acquisition.

Income Taxes. Our effective income tax rate for the year ended December 31, 2003 was approximately 40.9% compared to 38.8% for the year ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS No. 142 prior to the consummation of the Acquisition, U.S. Filter completed an assessment of whether its goodwill was impaired at January 1, 2002, the date of adoption of SFAS No. 142. As a result of this assessment, U.S. Filter concluded that it was probable that the goodwill then assigned to its reporting units was impaired based in part upon the anticipated sale price of substantially all of its assets and liabilities to National Waterworks. Accordingly, 2002 included a charge for the estimated goodwill impairment of $459.0 million.

Net Income (Loss). As a result of the foregoing, and excluding the cumulative effect of a change in accounting principle in 2002, net income decreased $6.7 million to $33.6 million from $40.3 million for the year ended December 31, 2003 and 2002, respectively.

Combined Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Certain Financial Statement Impacts of the Acquisition. As more fully discussed below, the revaluation of the net assets acquired in the Acquisition did not affect our net sales. However, we recorded a $13.0 million increase in inventory at November 22, 2002 as a result of the asset revaluation. While the increase in the value of our inventory had no cash impact, it did increase our costs of goods sold in the November 22 to December 31, 2002 period, adversely impacting our gross profit during this period. We recognized $9.0 million of the inventory revaluation during the period of November 22 to December 31, 2002 and the remaining $4.0 million impact of the inventory revaluation in the first quarter of 2003.

Due to the short period between the consummation of the Acquisition on November 22, 2002 and December 31, 2002, we recognized only a portion of the expected $1.0 million annual increase in our selling, general and administrative expenses resulting from our now being an independent stand-alone entity. In addition, the impact on interest expense resulting from the indebtedness incurred under our senior credit facility and the senior subordinated notes to finance the Acquisition was minimal and only reflected in the short November 22 to December 31, 2002 time period. Finally, during the period of November 22 to December 31, 2002, we recognized a $2.5 million charge relating to the write-off of deferred financing fees related to the Acquisition.

Net Sales. Net sales for the year ended December 31, 2002 increased $32.7 million, or 2.9%, to $1,153.0 million from $1,120.3 million for the year ended December 31, 2001. The increase reflects the combined effects of a $30.8 million increase in net sales from our acquisition of Utility Piping Systems, Inc. and a $1.9 million increase in net sales of our historical operations. The increase of $1.9 million in net sales of our historical operations was primarily attributable to an increase in our sales price of PVC pipe, which primarily reflected an approximate 6% increase in our purchase price of PVC pipe. The PVC price increase, combined with a volume increase in sales of meters was partially offset by slightly weaker volume in other product areas. Additionally, the closing of two under-performing branches in 2001 accounted for a $2.6 million decrease in net sales of our historical operations for the period.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2002 increased $33.2 million, or 3.8%, to $913.8 million from $880.6 million for the year ended December 31, 2001. The increase reflects the combined effects of a $24.0 million increase in cost of goods sold associated with sales resulting from our acquisition of Utility Piping Systems, Inc. and the recognition of $9.0 million of the impact of the inventory revaluation discussed above. As a percentage of net sales, cost of goods sold increased to 79.3% for 2002 compared to 78.6% in 2001.

Gross Profit. As a result of the foregoing, gross profit for the year ended December 31, 2002 decreased $0.6 million, to $239.2 million from $239.8 million for the year ended December 31, 2001. Gross profit increases as a result of our acquisition of Utility Piping Systems, Inc. and a higher proportion of sales shipped from our inventory, which carry a higher gross margin than sales shipped directly from our suppliers, were offset by the adverse impact of the inventory revaluation recognized during the period of November 22 to December 31, 2002. Our gross profit margin decreased to 20.7% in 2002 compared to 21.4% in 2001 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2002 increased $2.1 million, or 1.4%, to $154.6 million from $152.5 million for the year ended December 31, 2001. This increase reflected additional expenses resulting from our acquisition of Utility Piping Systems, Inc. and approximately $0.4 million of incremental costs of operating on a stand alone basis, principally related to auditing and tax services, partially offset by the elimination of expenses associated with the closing of the two branches discussed above. As a percentage of net sales, selling, general and administrative expenses were 13.4% in 2002 compared to 13.6% in 2001.

Loss—Accounts Receivable Securitization. Loss—accounts receivable securitization was $2.5 million and $0.5 million for the year ended December 31, 2002 and 2001, respectively. This loss reflects the sale of a portion of our accounts receivable at a discount relating to an accounts receivable securitization facility that we entered into on December 19, 2001. For more information, see “—Liquidity and capital resources” below. The facility was repaid and terminated in November 2002.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2002 were $3.4 million in the aggregate, compared to $28.6 million for the year ended December 31, 2001. Depreciation includes depreciation of property, plant and equipment. Historically, amortization was comprised primarily of amortization of goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill as of January 1, 2002. Goodwill amortization was $25.0 million for the year ended December 31, 2001. As a percentage of net sales, depreciation and amortization for the period decreased to 0.3% in 2002 compared to 2.6% in 2001.

Operating Income. As a result of the foregoing, operating income for the year ended December 31, 2002 increased $20.6 million, or 35.4%, to $78.8 million from $58.2 million for the year ended December 31, 2001. As a percentage of net sales, operating income increased to 6.8% for 2002 from 5.2% for 2001, which is primarily attributable to the adoption of SFAS No. 142 discussed above.

Completion Bonuses. In connection with the Acquisition, we recognized $6.2 million in non-recurring compensation expense in 2002 for payments made by U. S. Filter to certain members of our management upon consummation of the Acquisition.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2002 was $6.9 million compared to less than $0.1 million in 2001. The increase reflects the additional debt we incurred on November 22, 2002 to finance the Acquisition. Included in interest expense, net in 2002 is a $2.5 million write-off of deferred financing costs relating to an unutilized bridge facility. During the 2001 period, we reduced our long-term debt outstanding primarily as a result of the repayment of a $1.2 million note payable that matured in June 2001.

Income Taxes. Our effective income tax rate for the year ended December 31, 2002 was approximately 38.8% compared to 55.0% for the year ended December 31, 2001. The change resulted primarily from the elimination of goodwill amortization described above. Our effective tax rate for the year ended December 31, 2001 exceeded statutory tax rates primarily due to the non-deductibility for tax purposes of goodwill amortization.

Cumulative Effect of Change in Accounting Principle. As a result of the adoption of SFAS No. 142 prior to the consummation of the Acquisition, U.S. Filter completed an assessment of whether its goodwill at January 1, 2002, the date of adoption of SFAS No. 142, was impaired. As a result of this assessment, U.S. Filter concluded that it was probable that the goodwill then assigned to its reporting units was impaired based in part upon the anticipated sale price of substantially all of its assets and liabilities to National Waterworks. Accordingly, the Acquisition period from January 1 to November 21, 2002 included a charge for the estimated goodwill impairment of $459.0 million. No similar charges were recorded for the 2001 period. During this period, goodwill was primarily comprised of amounts resulting from the purchase accounting adjustments associated with the acquisition of United States Filter Corporation by Veolia in 1997 and reflected, or “pushed-down,” in the consolidated financial statements, and, to a lesser extent, amounts resulting from acquisitions since the date of the Veolia acquisition.

Net Income (Loss). As a result of the foregoing, we reported a net loss of $418.7 million for the year ended December 31, 2002, compared to $26.2 million of net income for the year ended December 31, 2001. Excluding the cumulative effect of a change in accounting principle in 2002 and the goodwill amortization in 2001, net income decreased $10.9 million to $40.3 million in the 2002 period from $51.2 million in the 2001 period.

Liquidity and Capital Resources

     Prior to November 2002, we participated in the centralized cash management program of our former parent, United States Filter Corporation, whereby all of our cash receipts were remitted to United States Filter Corporation and substantially all of our cash disbursements were funded by United States Filter Corporation. As a result of the Acquisition and our separation from United States Filter Corporation, we no longer participate in such program. Historically, our primary cash requirements were to fund our operations, working capital and capital expenditures. Following the Acquisition, our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility. In addition, since the Acquisition was structured as an asset acquisition, we will be able to deduct for tax purposes, on a straight-line basis over 15 years, the related goodwill. We expect that this amortization will result in significant cash tax savings.

     Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $115.2 million at December 31, 2003 compared to net working capital of $105.1 million at December 31, 2002. The increase in net working capital is primarily attributable to increased sales volume in the fourth quarter of 2003.

     Net cash provided by operating activities for the years ended December 31, 2003, 2002 (combined) and 2001 was $37.0 million, $95.3 million, and $209.4 million, respectively. The change in net cash provided by operating activities in 2003 compared to 2002 (combined) was primarily attributable to an approximate $32.3 million and $33.8 million decrease in cash flows from trade accounts receivable and trade accounts payable and accrued expenses, respectively. The decrease in net cash provided by operating activities in 2002 (combined) compared to 2001 was primarily attributable to the change in our accounts receivables related to the implementation in December 2001 of the accounts receivable securitization facility, which accounted for $140.0 million of net cash provided by operating activities in 2001. Excluding the effect of the securitization facility, the increase in 2002 (combined) was due to cash provided by trade accounts payable of $27.4 million.

     Net cash used in investing activities for the years ended December 31, 2003, 2002 (combined) and 2001 was $4.4 million, $664.0 million and $0.3 million, respectively. Net cash used in investing activities for the period ended December 31, 2003 reflected the post-closing cash adjustment of $3.1 million paid to United States Filter Corporation, related to the level of our working capital at the time of closing of the Acquisition. Net cash used in investing activities for the year ended December 31, 2002 (combined) reflected the cash purchase price of the Acquisition of $643.8 million and the one operating acquisition we completed in 2002 for a net consideration of $19.6 million. Capital expenditures for the years ended December 31, 2003, 2002 (combined) and 2001 were $2.0 million and $1.5 million and $1.4 million, respectively.

     Net cash provided by (used in) financing activities for the years ended December 31, 2003, 2002 (combined), and 2001 was ($53.8) million, $600.6 million, and ($205.1) million, respectively. Net cash used in financing activities in the 2003 period reflects $10.0 million in principal payments on the term loan and a dividend distribution of $39.3 million. The 2003 period also reflects a $1.0 million cash equity investment in Holdings, by one of our and Holdings’ directors, who had not made an investment in Holdings at the time the Acquisition was consummated. Holdings made a concurrent $1.0 million capital contribution to us. The net cash provided by financing activities for the year ended December 31, 2002 (combined), excluding the $644.7 million provided to fund the Acquisition, resulted in net cash used in financing activities of $44.1 million. The $44.1 million reflects the excess of funds transferred to our former parent, United States Filter Corporation, through the cash management program over investments by, and expenditures funded by, United States Filter Corporation during the period January 1 to November 21, 2002.

     In December 2003, we amended our senior credit facility in connection with a dividend paid to the stockholders of Holdings. The amendment permits us to pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios. In addition, the aggregate amount of dividends paid pursuant to this amendment may not exceed $110.0 million in total, and may not exceed $45.0 million for the year ended December 31, 2003 and $40.0 million for any year thereafter, providing that any amount not paid in the year for which it is permitted may be carried over to any succeeding year. In connection with the amendment, we paid and recorded as interest expense approximately $2.3 million in financing fees.

     In August 2003 we amended our senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provided for lower applicable margins for both Eurodollar rate and base rate term loans under the refinanced facility. In addition the minimum Eurodollar rate of 2.50% for term loans that existed prior to the amendment was removed. The amendment also permits us to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment, contingent upon meeting certain covenants. In connection with the amendment, we paid approximately $6.0 million of financing fees, including a $4.9 million call premium. The call premium was recorded as deferred financing fees with the remaining finance fees recorded as interest expense.

     Our senior credit facility, as amended, consists of a $250.0 million term loan facility, of which $240.0 million was outstanding at December 31, 2003, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at December 31, 2003, but approximately $3.8 million of the availability under the facility was used to support outstanding letters of credit. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly during 2009. In addition, commencing with the year ended December 31, 2003, we are required to make annual mandatory prepayments of the term loans under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or, 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the fiscal year is not greater than 4:0 to 1:0. The term loans are also subject to mandatory prepayments in an amount equal to (i) 75% of the net proceeds from certain equity issuances (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowings under the term loan portion and revolving credit facility bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus a margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At December 31, 2003 and 2002, the interest rate on the term loan was 3.92% and 6.5% per annum, respectively. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the lenders thereunder, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain leverage ratios.

     Our $200.0 million aggregate principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum, with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements. We may, from time to time, purchase senior subordinated notes in the open market or on privately negotiated transactions.

     The senior credit facility and the indenture governing the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at December 31, 2003 and 2002. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic subsidiaries, if any. We do not currently have any subsidiaries.

     Our ability to pay principal and interest on our indebtedness and to satisfy our other obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	the future availability of borrowings under our senior credit facility or any successor facility, the availability of which depends or may depend on, among other things, our complying with the covenants in our senior credit facility.

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

Related Party Transactions

     In January 2003, one of our and Holdings’ directors, who had not made an investment in Holdings at the time of the Acquisition, made a $1.0 million cash equity investment in Holdings in exchange for the issuance of shares of common stock of Holdings. Holdings made a concurrent $1.0 million capital contribution to us. The investment was made at the same price per share as the original investment made by our principal equity sponsors and management on November 22, 2002.

     For a description of certain related party transactions with our sponsors, their affiliates and Holdings, see “Item 13. Certain Relationships and Related Transactions.”

Recent Accounting Pronouncements

     See Note 2 of the Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Risk Factors

     You should carefully consider the risk factors set forth below as well as the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Downturns in the water and wastewater transmission products industry have in the past, and may in the future result in a decrease in our revenues and operating results through reduced sales of our products to our contractor and municipal customers.

     The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction activity and the amount spent by municipalities on waterworks infrastructure. Many of our products are distributed to waterworks contractors in connection with residential, commercial, and industrial construction projects. New housing starts serve as an indicator of the level of activity in the residential housing market and are influenced by interest rates, availability of financing, housing affordability, unemployment rates, demographic trends, gross domestic product and consumer confidence. Historically, new housing starts have decreased during economic slowdowns. The level of activity in the commercial and industrial construction markets depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. Economic downturns in any of our regional markets could reduce the level of construction activity, and thus our level of sales, in that region. In addition, water and wastewater transmission products sales are subject to the availability of funding for municipal waterworks projects and reduced municipal funding could adversely affect our sales. In general, factors such as trends in the construction industry, changes in municipal spending or other factors that influence waterworks transmission products sales are not within our control and, as a result, may cause a decrease in our sales and operating results and our financial condition to deteriorate.

The sale of water and wastewater transmission products is subject to seasonal and weather-related fluctuations which makes our operating results subject to quarterly or annual fluctuations.

     The sale of water and wastewater transmission products is subject to seasonal and weather-related fluctuations. Coincident with annual construction seasonality, our net sales are typically higher during the second and third calendar quarters and lower during the first and fourth calendar quarters due to reduced construction activity during the winter. Adverse weather conditions in our markets may also decrease the level of construction activity and therefore our sales. As a result of these factors, our sales and operating results may be subject to quarterly or annual fluctuations.

Competition from our existing and new competitors could result in reduced sales and profitability and a decrease in our market share.

     The markets in which we compete are highly competitive and fragmented, with numerous regional and local participants. Two national competitors are divisions or subsidiaries of companies that have significantly greater financial, marketing and other resources than we do. We compete with a large number of distributors and a limited number of manufacturers who sell directly to larger customers within our customer base. In addition, smaller, local waterworks products distributors could form a distribution cooperative to compete more effectively against larger, national waterworks product distributors. The principal methods of competition include offering prompt local service, fulfillment capability, local knowledge, breadth of product and service offerings and price. If we are unable to compete effectively on these and other factors, our inability could cause us to lose market share or sales, the loss of either of which could result in a decrease in our operating results and profitability.

     In addition, a portion of our sales is from contracts with municipalities. These contracts are often awarded and renewed through periodic competitive bidding. We may not be successful in obtaining or renewing these contracts. Our inability to replace a significant number of contracts lost through competitive bidding processes with other revenue sources within a reasonable time could be harmful to our business and financial performance.

If we cannot successfully implement our business strategy, our business, results of operations and potential for growth will be adversely affected.

     Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, our business strategy contemplates that existing customers will buy additional products from us in the future and that we will gain new customers by leveraging our product, information and materials management capabilities in order to improve our customer’s efficiency and reduce their administrative costs. Our business strategy further contemplates a growth in sales through branch openings in contiguous markets and through selective acquisitions of local and regional waterworks distributors in attractive and growing markets. Similarly, we believe our revenues will increase as municipalities currently face significant needs to replace and upgrade their water infrastructures. If our assumptions regarding these trends and the needs of our customers prove to be incorrect, we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy may result in a decrease in our revenues, operating margins and results of operations and could limit or cause us to forego opportunities for growth.

We may not be able to complete any future acquisitions, which could restrict our ability to grow our business; and if we fail to successfully integrate any future acquisitions into our operations, our operating costs could increase and our operating margins, operating results and profitability may decrease.

     We have historically used acquisitions as a means of expanding our business. Since the beginning of 2000, we have completed two acquisitions of water and wastewater transmission products distributors. We may not be able to identify and complete additional acquisitions in the future, and our failure to identify and complete acquisitions could restrict our ability to grow our business. In addition, we may require additional debt or equity financing for future acquisitions. Such financing may not be available on favorable terms, if at all. In addition, if we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings which would reduce our operating margins, operating results and profitability. The acquisition and integration of companies involves a number of risks, including:

•	use of available cash or borrowings under our senior credit facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	the diversion of management’s attention from existing operations to the integration of acquired companies;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.

     We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could cause our financial condition to deteriorate or result in an increase in our expenses or a reduction in our operating margins, thereby reducing our operating results and profitability.

We depend on our senior management and the loss of any member of the team could adversely affect our business or financial results.

     Our operations are dependent on the continued efforts of our senior management. We have entered into various agreements and compensation arrangements with our senior executives designed to encourage their retention, including with Harry Hornish as President and Chief Executive Officer, Mechelle Slaughter as Chief Financial Officer and Terry Howell as Chief Information Officer. Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. Members of our senior management may resign in the future, and the loss of their services could limit our ability to grow our business and cause disruptions in our operations and our financial results to suffer.

Failure to retain and attract qualified branch managers and sales persons could limit our growth and negatively impact our operations.

     Our business results depend largely upon our branch managers and sales personnel and their experience, knowledge of local market dynamics and specifications and long-standing customer relationships. Our inability to retain or hire qualified branch managers or sales persons at economically reasonable compensation levels would restrict our ability to grow our business, limit our ability to continue to successfully operate our business and result in lower operating results and profitability.

Our cost of PVC pipe is volatile and increases in the cost of PVC pipe or unexpected PVC pipe shortages cause affect our operating results to decrease.

     The cost of the PVC pipe that we distribute can fluctuate due to supply and demand dynamics in the PVC pipe and PVC resin markets. PVC pipe sales accounted for approximately 21% of our net sales in 2003. Significant fluctuations in these markets may adversely affect our results of operations and cause volatility in our operating performance. While in the past we have been able to pass through the majority of the price changes in PVC pipe to our customers, our inability to do so in the future could cause our results of operations to be reduced.

Loss of key suppliers or reduced product availability could decrease sales and earnings.

     Our 10 largest suppliers in 2003 accounted for approximately 59% of our purchases and our single largest supplier accounted for approximately 13% of our purchases. The loss of any of these suppliers or a reduction in supplier participation in our preferred vendor programs could result in a decrease in our sales, operating results and earnings by decreasing the availability of products to us, which could limit our ability to satisfy our customers’ product needs. Such reduced product availability could put us at a competitive disadvantage.

Reduction in product availability could decrease our sales and earnings and put us at a competitive disadvantage.

     Particular products or product lines may not be available to us, or available in quantities sufficient to meet our customer demand. A substantial decrease in the availability of these products or product lines could result in a decrease in our sales, operating results and earnings as we might not be able to satisfy our customer’s product needs. Such reduced product availability could put us at a competitive disadvantage.

We rely on our IT systems to manage numerous aspects of our business and customer and supplier relationships and a disruption of these systems could adversely affect our business.

     Our IT system is an integral part of our business and growth strategies, and a serious disruption of our IT system could significantly limit our ability to manage and operate our business efficiently which in turn could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT system to process orders, track credit risk and manage inventory and accounts receivable collections. Our system also allows us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. While we have contingency plans in place in case of an emergency, we cannot assure you that the plans will allow us to continue to operate at our current level of efficiency.

Our sales are predominately on credit and an inability to collect trade account receivables on a timely basis would reduce our operating results and cash flow and cause our financial condition to deteriorate.

     Substantially all of our net sales are credit sales made primarily to contractors, whose ability to pay depends in part on the economic strength of the construction industry in their areas, or municipalities, whose ability to pay depends in part on their local waterworks-related and tax revenues. Future downturns in the regional or local economies that we serve, including reductions in the revenue base of municipalities or the weak financial performance of our customers, could lessen our ability to collect trade accounts receivable on a timely basis and in turn cause our results of operations and cash flow to be reduced and our financial condition to deteriorate.

The development of alternatives to water and wastewater transmission products distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.

     Our customers could begin purchasing more of their product needs directly from manufacturers, which could result in decreases in our sales and earnings. Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our customers. In addition, the continued development of the Internet, e-businesses and other alternatives may allow customers to purchase directly from manufacturers or other suppliers. Multiple municipalities may outsource their entire waterworks systems to a single company, thereby increasing such company’s leverage in the marketplace and its ability to buy directly from suppliers. Any future disintermediation from these or other causes may harm our competitive position in the water and wastewater transmission products marketplace and reduce our sales and earnings.

Loss of third-party transportation providers upon whom we depend could increase our costs and cause a disruption in our operations.

     We depend upon third-party transportation providers for delivery of products to our branches, and, to a lesser extent, to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, particularly those impacting United Parcel Service of America, Inc., could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

Our compliance with environmental and safety requirements may result in increased costs to operate our business.

     We are subject to federal, state and local environmental and occupational health and safety laws and regulations. We cannot assure you that we have been or will be at all times in complete compliance with all such requirements. These requirements are complex and have tended to become more stringent over time. We could become subject to new requirements in the future, or otherwise become subject to environmental liabilities, which could result in increased operating costs resulting in a material effect on our operating results and business.

We may become subject to asbestos liabilities in the future to the extent we are found to be a successor to U.S. Filter and to the extent U.S. Filter, United States Filter Corporation and Veolia are unable to fulfill their contractual obligations, in which event our financial condition and earnings would deteriorate to the extent we are required to satisfy these asbestos liabilities.

     We could become subject to asbestos liabilities in the future to the extent we are found to be a successor to U.S. Filter and to the extent U.S. Filter, United States Filter Corporation and Veolia are unable to fulfill their contractual obligations as described below. Certain of U.S. Filter’s predecessors distributed or may have distributed cement pipe containing asbestos. Certain of these predecessors are or have been defendants in lawsuits seeking to recover damages for alleged exposure to asbestos in these pipes. The Acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and United States Filter Corporation retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. In addition, Veolia has guaranteed all obligations of United States Filter Corporation and U.S. Filter under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million for a period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility which bears interest at floating rates based on the London InterBank Offered Rate or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of December 31, 2003, we had $200 million principal amount of fixed-rate debt represented by our 10.50% Senior Subordinated Notes due 2012 and $240 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility. Based on the amounts outstanding under the term loans, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.4 million on an annual basis. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL WATERWORKS, INC.

U.S. FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY

Page
Independent Auditors’ Report	34
As of December 31, 2003 and 2002:
Balance Sheets	35
For the year ended December 31, 2003, the period of November 22, 2002 through December 31, 2002, the period of January 1, 2002 through November 21, 2002, and the year ended December 31, 2001:
Statements of Operations	36
Statements of Stockholder’s Equity	37
Statements of Cash Flows	38
Notes to Financial Statements	39

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
National Waterworks, Inc.:

     We have audited the accompanying balance sheets of National Waterworks, Inc. (Successor), a wholly owned subsidiary of National Waterworks Holdings, Inc., as of December 31, 2003 and 2002, and the related statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2003 and the period of November 22, 2002 through December 31, 2002. We have also audited the accompanying consolidated statements of operations, stockholder’s equity and cash flows of U.S. Filter Distribution Group, Inc. (Predecessor) and subsidiary, a wholly owned subsidiary of United States Filter Corporation, for the period of January 1, 2002 through November 21, 2002 and year ended December 31, 2001. These financial statements are the responsibility of the management of National Waterworks, Inc. and U.S. Filter Distribution Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Waterworks, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period of November 22, 2002 through December 31, 2002, and the results of U.S. Filter Distribution Group, Inc. operations and their cash flows for the period of January 1, 2002 through November 21, 2002 and year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, U.S. Filter Distribution Group, Inc. changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

February 11, 2004
(except note 17 as to which the date is March 2, 2004)
St. Louis, Missouri

BALANCE SHEETS

	National Waterworks, Inc.
	- Note 1
	December 31,	December 31,
(In thousands, except share and per share amounts)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$18,702	$39,888
Trade accounts receivable, less allowance for doubtful accounts of $3,213 in 2003 and $3,394 in 2002	188,476	174,012
Inventories	90,739	91,619
Deferred income taxes (note 9)	—	4,713
Other current assets	2,689	2,402

Total current assets	300,606	312,634
Property and equipment, net (note 6)	20,523	21,805
Goodwill (note 4)	456,080	465,662
Deferred financing fees, less accumulated amortization of $3,060 in 2003 and $133 in 2002	24,141	12,667
Other assets	1,607	49

	$802,957	$812,817

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$115,038	$126,662
Current installments of long-term debt (note 8)	15,000	10,000
Accrued compensation and benefits	27,036	22,036
Other accrued expenses	9,677	8,989

Total current liabilities	166,751	167,687
Long-term debt, excluding current installments (note 8)	425,000	440,000
Deferred income taxes (note 9)	10,059	1,025
Other long-term liabilities	1,674	—

Total liabilities	603,484	608,712
Commitments and contingencies (note 12) Common stock - $.01 par value; 100 shares authorized, issued, and outstanding at 2003 and 2002	—	—
Additional paid-in capital	199,473	209,999
Retained earnings (accumulated deficit)	—	(5,894)

Total stockholder’s equity	199,473	204,105

	$802,957	$812,817

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

			Predecessor
	Successor		U.S. Filter Distribution Group,
	National Waterworks, Inc.		Inc.
	- Note 1		and Subsidiary - Note 1
		Period of	Period of
		November 22,	January 1,
	Year Ended	2002 through	2002 through	Year Ended
	December 31,	December 31,	November 21,	December 31,
(In thousands)	2003	2002	2002	2001
Net sales	$1,278,351	$94,250	$1,058,768	$1,120,330
Cost of goods sold (note 3)	1,010,361	82,005	831,764	880,569

Gross profit	267,990	12,245	227,004	239,761
Operating expenses:
Selling, general and administrative	167,152	14,737	139,825	152,470
Loss - accounts receivable securitization (note 13)	—	—	2,480	536

Income (loss) before depreciation and amortization	100,838	(2,492)	84,699	86,755
Depreciation	2,556	251	3,123	3,586
Amortization of intangible assets	8	1	8	25,008

Operating income (loss)	98,274	(2,744)	81,568	58,161
Other income (expense):
Completion bonuses (note 10)	—	—	(6,200)	—
Interest expense, net	(41,333)	(6,826)	(36)	(79)
Other	(11)	(12)	59	(8)

Income (loss) before income taxes, and cumulative effect of a change in accounting principle	56,930	(9,582)	75,391	58,074
Income taxes expense (benefit) (note 9)	23,289	(3,688)	29,238	31,924

Income (loss) before cumulative effect of a change in accounting principle	33,641	(5,894)	46,153	26,150
Cumulative effect of a change in accounting principle (note 4)	—	—	(459,000)	—

Net income (loss)	$33,641	$(5,894)	$(412,847)	$26,150

See accompanying notes to financial statements

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional	Retained Earnings
			Paid-in	(Accumulated
(In thousands, except share data)	Shares	Amount	Capital	Deficit)	Total
U.S. Filter Distribution Group, Inc. and subsidiary (Predecessor) - Note 1:
Balance at December 31, 2000	1,000	$—	$1,258,524	$46,500	$1,305,024
Distribution to U.S. Filter	—	—	(3,650)	—	(3,650)
Investment by U.S. Filter	—	—	2,700	—	2,700
Net income	—	—	—	26,150	26,150

Balance at December 31, 2001	1,000	—	1,257,574	72,650	1,330,224
Investment by U.S. Filter	—	—	20,093	—	20,093
Net income	—	—	—	(412,847)	(412,847)

Balance at November 21, 2002	1,000	$—	$1,277,667	$(340,197)	$937,470

National Waterworks, Inc. (Successor) – Note 1:
Investment by National Waterworks Holdings, Inc.	100	$—	$209,999	$—	$209,999
Net loss	—	—	—	(5,894)	(5,894)

Balance at December 31, 2002	100	—	209,999	(5,894)	204,105
Investment by National Waterworks Holdings, Inc.	—	—	1,000	—	1,000
Dividend distribution	—	—	(11,526)	(27,747)	(39,273)
Net income		—	—	33,641	33,641

Balance at December 31, 2003	100	$—	$199,473	$—	$199,473

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

			Predecessor
	Successor		U.S. Filter Distribution
	National Waterworks, Inc.		Group, Inc. and Subsidiary –
	Note 1		Note 1
		Period of	Period of
		November 22,	January 1,
	Year Ended	2002 through	2002 through	Year Ended
	December 31,	December 31,	November 21,	December
(In thousands)	2003	2002	2002	31, 2001
Cash flows from operating activities:
Net income (loss)	$33,641	$(5,894)	$(412,847)	$26,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	18,093	(3,688)	2,150	339
Financing fees	—	2,500	—	—
Amortization of deferred financing fees	2,928	133	—	—
Depreciation and amortization	2,564	252	3,131	28,594
Loss on goodwill impairment	—	—	459,000	—
Gain (loss) on disposal of equipment	(55)	—	(72)	10
Provision (reduction) for doubtful accounts	953	(119)	1,004	1,239
Changes in operating assets and liabilities
Trade accounts receivable	(15,417)	39,470	(22,557)	149,199
Inventory	880	6,651	(4,769)	6,662
Other current assets	(287)	(1,401)	673	(689)
Other assets	(1,566)	—	4,306	3
Trade accounts payable and accrued expenses	(6,396)	1,140	26,221	(2,108)
Other long term liabilities	1,674	—	—	—

Net cash provided by operating activities	37,012	39,044	56,240	209,399

Cash flows from investing activities:
Capital expenditures	(2,022)	(102)	(1,442)	(1,415)
Acquisitions	(3,224)	(643,753)	(19,595)	(2,700)
Proceeds from sale of assets and liabilities	—	—	—	3,650
Proceeds from sales of property and equipment	803	—	874	200

Net cash used in investing activities	(4,443)	(643,855)	(20,163)	(265)

Cash flows from financing activities:
Proceeds from long-term debt	—	450,000	—	—
Financing fees	(5,482)	(15,300)	—	—
Equity investment by Parent	1,000	209,999	—	—
Principal payments on long-term debt	(10,000)	—	(222)	(1,324)
Dividend distribution	(39,273)	—	—	—
Investment by U.S. Filter	—	—	20,093	2,700
Distribution to U.S. Filter	—	—	—	(3,650)
Funds transferred to U.S. Filter	—	—	(1,103,045)	(1,327,934)
Expenditures funded by U.S. Filter	—	—	994,010	1,073,133
Allocation of expenses from U.S. Filter	—	—	45,103	51,976

Net cash provided by (used in) financing activities	(53,755)	644,699	(44,061)	(205,099)

Net increase (decrease) in cash and cash equivalents	(21,186)	39,888	(7,984)	4,035
Cash and cash equivalents at beginning of period	39,888	—	13,288	9,253

Cash and cash equivalents at end of period	$18,702	$39,888	$5,304	$13,288

Cash paid for interest	$40,176	$997	$37	$90

Cash paid for income taxes	$3,136	$—	$27,088	$31,585

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

NATIONAL WATERWORKS, INC.
As of December 31, 2003 and 2002 and for
the year ended December 31, 2003 and the
period of November 22, 2002 through December 31, 2002

U.S. FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY
For the period of January 1, 2002 through November 21, 2002 and for the year ended December 31, 2001

(1)	Description of Business

     National Waterworks, Inc. (“NWW”, “Company”, or “Successor”), a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Parent”), was incorporated in September 2002 for the purpose of acquiring substantially all of the assets and assuming certain obligations of U.S. Filter Distribution Group, Inc. (“USFDG”, “Predecessor” or the “Group”), a wholly owned subsidiary of United States Filter Corporation (“U.S. Filter”), which is an indirect-wholly owned subsidiary of Veolia Environnement (“Veolia”, formerly Vivendi Environnement S.A.). The acquisition was consummated on November 22, 2002, (see note 3). NWW is a distributor of water and wastewater transmission products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. NWW has 133 branch locations operating in 35 states. Principal customers served are in the contractor and municipal markets in the United States. Prior to the acquisition, USFDG conducted such business activities.

     As a result of the NWW acquisition, the balance sheets as of December 31, 2003 and 2002, and the statements of operations, stockholder’s equity and cash flows for the year ended December 31, 2003 and for the period from November 22, 2002 through December 31, 2002 represent NWW’s financial position and the results of its operations and cash flows as of those dates and for those periods. The statements of operations, stockholder’s equity and cash flows for the period of January 1, 2002 through November 21, 2002 and for the year ended December 31, 2001 represent USFDG’s consolidated results of their operations and cash flows for those periods.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation and Basis of Presentation

     The financial statements of USFDG include the financial statements of USFDG and its wholly owned subsidiary, United States Filter Receivables Corporation (“USFRC”), collectively the Group. USFRC was incorporated in 2001 in the state of Delaware. All significant intercompany balances and transactions have been eliminated in consolidation. NWW has no subsidiaries.

(b)	Cash Equivalents

     All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents.

(c)	Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method for all inventories.

(d)	Property and Equipment

     Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5 to 30 years
Office furniture, fixtures and equipment	3 to 5 years
Transportation equipment	1 to 5 years
Machinery and equipment	5 years

     Maintenance and repair costs are charged to expense as incurred. Additions, renewals and improvements are capitalized. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

(e)	Impairment of Long-Lived Assets Other than Goodwill

     Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or other changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(f)	Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NWW files a consolidated return with its parent. For the purpose of the financial statements of NWW presented herein, NWW provides for income taxes as if it was a taxable entity filing a separate return.

     The Group filed as part of U.S. Filter’s consolidated Federal income tax return. U.S. Filter implemented certain tax planning strategies and the related impact is not reflected in these separate financial statements of the Group. For the purpose of the consolidated financial statements presented herein, the Group provided for income taxes as if it were a taxable entity filing a separate return.

(g)	Segments of an Enterprise and Related Information

     Management has implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. Management has determined the six geographic regions, to which substantially all income and expenses are allocated for purposes of allocating resources by the chief operating decision maker, meet all of the aggregation criteria of SFAS No. 131, including similar economic characteristics. Accordingly, there is one reportable segment.

     Products include pipe, fire hydrants, meters, valves, fittings and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

		Period of	Period of
		November 22,	January 1,
		2002	2002
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 21,	December 31,
Product Category	2003	2002	2002	2001
Pipe	$510,852	$38,256	$424,544	$440,499
Fittings	195,720	14,735	162,932	173,992
Valves	160,654	11,396	131,208	145,128
Meters	110,675	7,827	94,905	94,241
Fire hydrants	79,631	5,344	66,046	69,248
Service and repair products	86,298	6,336	69,515	74,334
Other	134,521	10,356	109,618	122,888

	$1,278,351	$94,250	$1,058,768	$1,120,330

     All revenues are derived from customers domiciled in the United States and there are no long-lived assets located outside of the United States, and no single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

(h)	Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(i)	Revenue Recognition

     Revenue on sales is recognized when products are shipped and the customer takes ownership and assumes risk of loss. Shipping and handling costs incurred are included as a component of cost of goods sold.

(j)	Goodwill

     Goodwill represents the excess of the purchase price for an acquired business over the allocated fair value of the related net assets. Through 2001, goodwill was amortized on a straight-line basis over a 40-year life. The carrying value of goodwill was reviewed for impairment at the enterprise level, in connection with impaired long-lived assets, whenever events or changes in circumstances indicated that the carrying amount of the acquired assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of an asset was less than the carrying amount of the asset, an impairment loss was recognized. Measurement of an impairment loss was based on the fair value of the asset. For enterprise level goodwill, fair value was determined using a discounted cash flows approach.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. On July 1, 2001, the Group adopted the provisions of SFAS No. 141 and certain provisions of SFAS No. 142 as required for goodwill and intangible assets resulting from business combinations after June 30, 2001, which had no effect on the Group’s consolidated financial statements.

     The Group adopted the remaining provisions of SFAS No. 142 as of January 1, 2002 and no longer amortized goodwill related to business combinations consummated before July 1, 2001. As of the date of adoption, the Group had unamortized goodwill in the amount of $933.4 million, all of which was subject to the transition provisions of SFAS No. 141 and No. 142. Amortization expense related to goodwill that will no longer be amortized was $25.0 million for the year ended December 31, 2001. As described in Note 4, an impairment loss of approximately $459.0 million was recognized under the transitional provisions of SFAS No. 142 as of January 1, 2002.

     Effective with the acquisition of the Group, the Company adopted the provisions of SFAS No. 141 and No. 142. In accordance with SFAS No. 142, the Company reviews goodwill for impairment annually at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(k)	Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 as of January 1, 2003 did not have a significant impact on our financial condition or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for disposal activities initiated after December 31, 2002. This Statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of the commitment of an exit plan. The adoption of SFAS No. 146 as of January 1, 2003 did not have a significant impact on our financial condition or results of operations.

     In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. It also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable and should be based on a systematic and rational method. The Company has historically accounted for such consideration as a reduction of cost of sales when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received. The Company estimated the adoption of this EITF increased net income by $1.4 million for the year ended December 31, 2003.

     In January 2003, the FASB issued Statement SFAS No.148, Accounting for Stock-Based Compensation — Transition and Disclosure. This statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS 148 had no impact on the Company’s financial statements.

     In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. In general, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. As the Company does not currently have any derivative financials instruments, the adoption of SFAS No. 149 had no impact on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of SFAS No. 150 had no impact on the Company’s financial statements.

(3)	Acquisitions and Divestitures

     On November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of the Group. The acquisition was accounted for as a business combination under SFAS No. 141 and as a taxable transaction for federal and state income tax purposes.

     The aggregate purchase price, prior to post-closing purchase price adjustments, was $643.8 million. In addition, NWW incurred $15.3 million in financing fees of which $12.8 million was capitalized as deferred financing fees and $2.5 million expensed as interest expense. During 2003, the Company recorded additional deferred financing fees of $8.9 million which were initially considered direct costs of the acquisition. These fees will be amortized over the remaining life of the related debt.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

Assets
Current assets	$312,684
Property and equipment	21,953
Goodwill	465,662

Total assets acquired	800,299

Liabilities
Current liabilities	156,546

Total liabilities	156,546

Net assets acquired	$643,753

     The goodwill acquired is deductible for income tax purposes.

     Current assets includes a $13.0 million inventory valuation adjustment pursuant to SFAS No. 141 of which $4.0 million and $9.0 million has been recognized as an increase in cost of goods sold for the year ended December 31, 2003 and the period of November 22, 2002 through December 31, 2002, respectively.

     The acquisition agreement provided for a post-closing purchase price adjustment based on working capital at the closing date. The purchase price adjustment was finalized and resulted in an additional cash payment of $3.1 million paid in the first quarter of 2003. The $3.1 million payment was recorded as an adjustment to goodwill.

     The pro forma results of operations for 2002 (in thousands) as though the business combination had been completed as of January 1, 2002 would have resulted in revenue of $1,153,018 and net income of $25,259.

On March 29, 2002 the Group acquired substantially all of the assets and certain liabilities of Utility Piping Systems, Inc. for an aggregate purchase price of $19.6 million. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of purchase price resulted in approximately $14.3 million of goodwill acquired.

     On May 31, 2001, the Group acquired substantially all of the assets and certain liabilities of Utility Supply Division of North American Pipe Corporation (NAPCO) for an aggregate purchase price of $2.7 million. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of purchase price resulted in approximately $0.4 million of goodwill acquired, which was being amortized over 40 years through January 1, 2002, the date of the adoption of SFAS No. 142.

     As these acquisitions are immaterial to the Group’s consolidated financial statements, pro forma results of operations are not presented.

     On January 1, 2001, the Group sold certain assets and liabilities acquired in 1997 for an aggregate sale price of $3.7 million. The carrying values of the assets divested, including goodwill, and liabilities disposed were approximately $4.1 million and $0.4 million, respectively.

(4)	Goodwill

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows (in thousands):

Year ended
December 31,
2003
Balance at beginning of period	$465,662
Additional goodwill related to the NWW acquisition of USFDG:
Additional transaction costs	84
Working capital purchase price adjustment	3,140
Purchase accounting adjustment-change in tax basis of assets acquired	(3,886)
Additional financing fees initially considered direct costs of the acquisition	(8,920)

Balance at the end of the period	$456,080

     During 2003, the Company recorded additional deferred financing fees of $8.9 million that will be amortized over the remaining life of the related debt. Also, additional deferred tax assets of $3.9 million were recorded based on management’s best estimate of the acquired assets that will ultimately be accepted by the taxing authorities.

     Effective with the acquisition of the Group, the Company adopted the provisions of SFAS No. 142 which requires goodwill be tested for impairment on an annual basis at the reporting unit level. The Company identified and assigned goodwill to its six reporting units as described in note 2. As part of this review, a third party independent appraiser assessed the fair value of the reporting units utilizing a combination of discounted cash flows and market approaches. The Company reviewed goodwill for impairment at the beginning of fourth quarter 2003. Based on the results of the impairment test, the Company determined there was no impairment of goodwill to any of the reporting units.

     In accordance with SFAS No. 142, the Group completed the transition assessment of whether there was an indication that goodwill was impaired at January 1, 2002 and concluded that it was probable that goodwill assigned to its reporting units was impaired. The fair value of the Group’s reporting units was estimated using, among other factors, the sales price included in the sale agreement by U.S. Filter and USFDG to sell substantially all of the Group’s assets, net of certain liabilities, for a cash purchase price of $620.0 million. The Group’s management estimated an impairment loss of approximately $459.0 million. The goodwill impairment was reported as a cumulative effect of a change in accounting principle.

     Amortization expense related to goodwill was $25.0 million for the year ended December 31, 2001. The following table reconciles previously reported net income as if the provision of SFAS No. 142 were in effect in 2001 (in thousands):

		Period of	Period of
		November 22,	January 1,
		2002	2002
	Year Ended	through	through	Year Ended
	December 31,	December 31,	November 21,	December 31,
	2003	2002	2002	2001
Reported net income (loss)	$33,641	$(5,894)	$(412,847)	$26,150
Add back:
Goodwill amortization	—	—	—	25,000

Adjusted net income	$33,641	$(5,894)	$(412,847)	$51,150

(5)	Allocations and Other Services

     The Group participated in certain services provided by U.S. Filter as described below:

(a)	Cash Management

     Prior to November 2002, the Group participated in U.S. Filter’s centralized cash management system and, as such, the Group’s cash funding requirements including interest and tax obligations were met by U.S. Filter, and cash received by the Group was transferred to U.S. Filter on a daily basis.

(b)	Allocations

     The statements of operations for the period of January 1, 2002 through November 21, 2002 and year ended December 31, 2001 include all direct costs of the Group as well as certain corporate costs directly identified with the Group and allocated to the Group by U.S. Filter. The Group was allocated $45.1 million and $52.0 million for the period of January 1, 2002 through November 21, 2002 and year ended December 31, 2001, respectively. Allocated costs included general liability insurance, worker’s compensation insurance, employee health and dental insurance, 401(k) plan matching expense, legal fees, income taxes, and certain other costs. These costs were allocated to the Group based on information specifically identified with the activities of the Group and were settled through intercompany transactions. In the opinion of Group’s management, these allocations were made on a basis which is believed to be reasonable for the Group as it operated within the structure of a larger parent organization. However, the allocations are not necessarily indicative of the level of expenses which might have been incurred by the Group if it had operated as a stand-alone entity.

(6)	Property and Equipment

     Property and equipment consists of the following (in thousands):

	2003	2002
Land	$6,295	$6,306
Buildings and improvements	9,694	9,349
Office furniture, fixtures and equipment	2,821	1,852
Transportation equipment	3,420	3,206
Machinery and equipment	830	1,343

	23,060	22,056
Less accumulated depreciation and amortization	(2,537)	(251)

	$20,523	$21,805

(7)	Leases

     NWW has certain noncancelable operating leases primarily for transportation equipment and office space. These leases generally contain automatic renewal options until terminated by either party and require the lessee to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $14.6 million, $1.2 million, $12.6 million, and $13.5 million for the year ended December 31, 2003, the period of November 22, 2002 through December 31, 2002, the period of January 1, 2002 through November 21, 2002, and year ended December 31, 2001, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are (in thousands):

Operating
Year Ending December 31	Leases
2004	$6,859
2005	5,212
2006	3,577
2007	2,436
2008	1,727
Thereafter	2,922

Total minimum lease payments	$22,733

(8)	Long-Term Debt

     Long-term debt at December 31, 2003 consists of the following (in thousands):

	2003	2002
Unsecured 10.5% Senior Subordinated Notes due December 1, 2012 interest payable semi-annually	$200,000	$200,000
Secured borrowings under financing agreement; for 2003, LIBOR interest (no floor) plus a spread of 2.75%; for 2002, LIBOR interest at 2.5% floor plus a spread of 4.0%; interest rates were 3.92% and 6.5% at December 31, 2003 and 2002, respectively; principal payments due quarterly plus annual payments based on excess cash flow provisions as defined in the agreement; matures November 22, 2009; secured by the assets of the Company	240,000	250,000

Total long-term debt	440,000	450,000
Less current installments	15,000	10,000

Long-term debt, excluding current installments	$425,000	$440,000

     In November 2002, NWW issued $200.0 million principal amount of 10.5% Senior Subordinated Notes pursuant to Rule 144A of the Securities Act of 1933. Before December 1, 2005, 35% of the Senior Subordinated Notes can be redeemed with net cash proceeds of certain equity offerings at a redemption price of 110.50%. In addition, prior to December 1, 2007, all or a portion of the notes may be redeemed at a price equal to 100% of the principal amount plus a make whole premium. On or after December 1 of the years indicated, NWW may redeem the notes at the following redemption prices (expressed in percentages): 105.25% in 2007, 103.50% in 2008, 101.75% in 2009, and 100% in 2010 and thereafter.

     In November 2002, NWW entered into a financing agreement with a syndicate of lenders under which NWW borrowed $250.0 million of term loans bearing an interest rate of LIBOR (floor of 2.5%) plus 4% or alternatively Prime plus 3%. The spread decreased upon attaining certain financial targets and ratios. The financing agreement allows for additional revolver borrowings through November 22, 2008 in the amount of $75.0 million. The revolver had an interest rate of LIBOR (floor 2.5%) plus 3% or alternatively Prime plus 2%. NWW has the option to elect 30, 60, 90, or 180 day interest periods and must pay an annual commitment fee of 1/2 of 1% on the unused portion of the commitment. The spread and commitment fee decrease based on attaining certain financial targets and ratios. The agreement allows NWW to utilize up to $35.0 million of the $75.0 million revolver borrowings for letters of credit, bearing an interest rate of 3% and upfront fees of .25%. The Company utilized $3.8 million and $3.1 million of the revolver borrowings to cover outstanding letters of credit at December 31, 2003 and 2002, respectively. The $75.0 million revolver capacity was reduced accordingly at these dates.

     In August 2003 the Company amended the senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provided for lower applicable margins for both LIBOR rate and Prime rate term loans under the refinanced facility. In addition the minimum LIBOR rate of 2.50% for term loans that existed prior to the amendment was removed. The amendment also permits us to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment, contingent upon meeting certain covenants. In connection with the amendment, we paid approximately $6.0 million of financing fees, including a $4.9 million call premium. The call premium was recorded as deferred financing fees. The remaining finance fees were charged to interest expense.

     In December 2003, the Company executed a Second Amendment to the senior credit facility in connection with a dividend paid to the shareholders of the Parent. The amendment permits NWW to pay a dividend to its parent from time to time, contingent upon meeting certain financial covenants and ratios. In addition, the aggregate amount of dividends paid pursuant to this amendment may not exceed $110.0 million in total, and may not exceed $45.0 million for the year ended December 31, 2003 and $40.0 million for any year thereafter, provided that any amount not paid in the year for which it is permitted may be carried over to any succeeding year. In connection with the amendment, the Company paid approximately $2.3 million in financing fees which were charged to interest expense.

     The financing agreement and the indenture related to the Senior Subordinated Notes contain various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the financing agreement requires NWW to satisfy certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. NWW was in compliance with all of the covenants of the financing agreement and the indenture at December 31, 2003 and 2002.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are: $15.0 million in 2004, $15.0 million in 2005, $20.0 million in 2006, $25.0 million in 2007, and $25.0 million in 2008. In addition, NWW is required to repay the term loans under the financing agreement in an amount equal to 75% of excess cash flow (as defined in the financing agreement) each fiscal year and with 100% of the net proceeds of certain asset dispositions and debt issuances and 75% of the net proceeds of certain equity issuances. The prepayment percentages with respect to excess cash flow and equity issuances shall be reduced to 50% after December 31, 2003 if NWW attains certain financial ratios. NWW did not have an excess cash flow payment due for the year ended December 31, 2003.

(9)	Income Taxes

     Income tax expense (benefit) attributable to income (loss) from continuing operations for each of the periods presented consists of the following (in thousands):

	Current	Deferred	Total
Year ended December 31, 2003:
U.S. Federal	$4,547	$15,831	$20,378
State and local	649	2,262	2,911

	$5,196	$18,093	$23,289

Period of November 22, 2002 through December 31, 2002:
U.S. Federal	$—	$(3,098)	$(3,098)
State and local	—	(590)	(590)

	$—	$(3,688)	$(3,688)

Period of January 1, 2002 through November 21, 2002:
U.S. Federal	$23,547	$1,869	$25,416
State and local	3,541	281	3,822

	$27,088	$2,150	$29,238

Year ended December 31, 2001:
U.S. Federal	$27,456	$295	$27,751
State and local	4,129	44	4,173

	$31,585	$339	$31,924

     Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

		Period of	Period of
		November	January 1,
	Year	22, 2002	2002	Year
	Ended	through	through	Ended
	December	December	November	December
	31,	31,	21,	31,
	2003	2002	2002	2001
Computed “expected” tax expense (benefit)	$19,925	$(3,354)	$26,387	$20,326
Increase (reduction) in income taxes resulting from:
Permanent differences:
Amortization of goodwill	—	—	—	8,288
Meals and entertainment	511	50	364	400
Officer’s life insurance	7	—	—	—
Other	—	—	3	196
State and local taxes	2,846	(384)	2,484	2,714

	$23,289	$(3,688)	$29,238	$31,924

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss	$—	$6,094
Inventory	759	56
Other accruals	33	89
Deferred financing fees	1,339	—
Start up costs	3,886	—

Total deferred tax assets, net	6,017	6,239
Deferred tax liabilities:
Depreciation and amortization	15,235	1,213
Prepaid expenses	1,252	828
Allowance for doubtful accounts	—	510
Other	49	—

Total deferred tax liabilities	16,536	2,551

Net deferred tax assets (liabilities)	$(10,519)	$3,688

     Current deferred tax liability of $0.5 million and current income tax payable of $2.1 million are included in other accrued expenses at December 31, 2003. These balances were $0.0 million at December 31, 2002.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the benefits of these deductible differences will be realized at December 31, 2003 and 2002. The amount of the deferred tax assets considered realizable; however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 2002, NWW had a net operating loss carryforward for federal and state income tax purposes of approximately $15.6 million which was available to offset federal taxable income through 2022 and future taxable income in various states through, 2007. The entire net operating loss carryforward was utilized in the year ending December 31, 2003 for both federal and state income tax purposes.

(10)	Completion Bonus, Employment Agreements and Restricted Stock Agreements

     In April 2002, U.S. Filter entered into agreements with certain members of management and other key employees of USFDG, to provide them with an opportunity to earn cash incentive “completion bonuses” in connection with the anticipated sale of the business of USFDG. Completion bonus payments were made by U.S. Filter following consummation of the acquisition to each employee with such an agreement, unless such individual’s employment was terminated voluntarily or for cause prior thereto. Payments by U.S. Filter pursuant to these arrangements totaled $6.2 million for the period of January 1 through November 21, 2002.

     In April 2002, the Group entered into employment agreements with certain members of management. These agreements provided for certain severance payments as defined in the employment agreement. These employment agreements were terminated in connection with the acquisition of the Group by NWW.

     In November 2002, NWW entered into new employment agreements with certain members of management. Each of the employment agreements provides for annual compensation, certain severance payments and non-compete and non-solicitation provisions, as defined in the employment agreement.

     In November 2002, certain employees of NWW purchased, at fair value, shares of the Parent’s Class A Common Stock and entered into a restricted stock agreement with the Parent. Under the terms of the restricted stock agreement, the Parent has the option to repurchase the shares at the lower of the then current fair value of the stock or the employees’ purchase price. Certain shares subject to repurchase by the Parent are reduced over a four-year period (“time based shares”) with the remaining shares being reduced over a four-year period if certain financial measures, as defined in the restricted stock agreement, are met by NWW (“performance based shares”). If the employee remains employed by NWW, and if the performance based targets are not met, the Parent ceases to have the right to repurchase such shares on the eighth anniversary of the date of the restricted stock agreement.

     In the event the employee ceases employment with NWW, there is no further reduction in the shares then subject to repurchase. If an employee is terminated without cause within one year of a sale of NWW or the Parent, the Parent ceases to have the right to repurchase any time-based shares then subject to repurchase. In addition, if there is a sale of NWW or the Parent or a public offering of the equity securities of NWW or the Parent, the Parent ceases to have the right to repurchase any performance based shares then subject to repurchase if J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. and their affiliates realize a specified return on their original investments as defined in the restricted stock agreement. In the event the employee is terminated for cause, all shares purchased by the employee are subject to repurchase by the Parent.

(11)	Employee Benefit Plans

     Retirement Savings Plan. The Company adopted a 401(k) retirement savings plan on January 1, 2003 which is available to full time and full time equivalent employees. The plan allows employees to contribute a portion of their compensation on a pretax basis, subject to statutory limits. The Company matches 50% of up to 7% of participant contributions. Expense charged to operations related to this plan was $1.9 million for the year ended December 31, 2003.

     Management Deferred Compensation Plan. The Company established a non-qualified management deferred compensation plan on January 1, 2003. The plan allows eligible employees to defer up to 50% of their regular taxable earnings and up to 100% of their annual bonus as described in the plan. The participants’ contributions are not matched by the Company. Although there are no specific funding requirements under the plan, the Company has elected to fund the plan through contributions to a rabbi trust. The fair value of the assets held in the rabbi trust was $1.6 million at December 31, 2003 and is included in other assets. The fair value of the participants’ accounts was $1.7 million at December 31, 2003 and is included in other long-term liabilities.

(12)	Commitments and Contingencies

     Certain of the Group’s predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe distributed was primarily used in water and sewage application where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

     As discussed in Note 3, U.S. Filter and USFDG completed an agreement to sell substantially all of the Group’s assets, net of certain liabilities as defined in the sales agreement, to NWW. The November 2002 acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. U.S. Filter and USFDG also agreed that, until November 22, 2012, U.S. Filter will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of U.S. Filter and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to USFDG and to the extent USFDG, U.S. Filter and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and U.S. Filter and in view of the indemnity by

USFDG and U.S. Filter with respect to retained liabilities and the Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at December 31, 2003 and 2002.

     The Group and one of the Group’s predecessors have been named as defendants in 1,148 asbestos related lawsuits in which the asbestos pipe was used in buildings. As of December 31, 2003, 910 lawsuits have been dismissed, 130 lawsuits have been settled and 108 lawsuits remain open. The predecessor’s insurance carriers entered into a cost sharing agreement for the coverage of these lawsuits, which provides for 100% coverage of the related defense and settlement costs. Subsequently one of the insurance carriers determined that its policies do not cover asbestos liabilities and dropped out of the cost sharing agreement. The Group has elected to cover the 42% share that this insurance carrier had been contributing. Total related aggregate settlement costs through December 31, 2003 are $0.3 million and total related aggregate defense costs are $0.8 million, with the Group paying its share of $0.1 million and $0.4 million, respectively.

     The Group and its predecessor companies have been named as defendant in 22 other asbestos related lawsuits. As of December 31, 2003, 9 lawsuits have been dismissed, 10 lawsuits have been settled and 3 lawsuits remain open. Total settlement costs through December 31, 2003 are $0.9 million and total defense costs are $0.5 million, substantially all of which has been covered by the Group’s or predecessors’ insurance carriers.

     NWW and the Group are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NWW or the Group’s consolidated financial position, results of operations or liquidity.

     In November 2002, NWW entered into a management agreement with J.P. Morgan Partners, LLC and Thomas A. Lee Partners, L.P. (“Sponsors”). Each Sponsor and its affiliates own 43.3% of the outstanding common stock of the Parent. Under the agreement, the Sponsors agreed to provide NWW with financial advisory and other services. NWW will pay each Sponsor an annual management fee in the amount of $0.5 million, commencing July 1, 2004. The management agreement continues until terminated by a Sponsor as provided in the management agreement. Upon termination under certain conditions, each Sponsor will be entitled to receive a termination fee equal to the net present value of the fees, which would have been paid to the Sponsor for the 10-year period commencing on the date of termination.

(13)	Accounts Receivable Securitization

     The Group utilized a standard third-party receivables sale program, to provide low-cost funding based upon a securitization agreement entered into on December 19, 2001. Under this maximum $170.0 million program, the Group sold monthly, on a revolving basis, all of its rights, title and interest in, to and under these eligible accounts receivable to a third party, a bankruptcy-remote special purpose limited liability company. This company in turn transferred the eligible accounts receivable to a master trust which issues undivided interests in eligible accounts receivable to a third-party, multi-seller asset-backed commercial paper program, existing solely for the purpose of issuing commercial paper. Concurrent with the sale of USFDG assets to NWW, the accounts receivable securitization facility was terminated using proceeds from the sale.

     The sales of receivables under this Receivables Securitization Program were accounted for as a sale in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Group formed a master trust for purposes of pooling its eligible accounts receivable. Accounts receivable sold under these arrangements were excluded from accounts receivable. Losses recognized on the sale of accounts receivable totaled $2.5 million and $0.5 million during the period of January 1, 2002 through November 21, 2002 and the period ended December 31, 2001, respectively. These costs are included in the accompanying statements of operations under the caption “Loss-accounts receivable securitization”.

(14)	Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents and long-term debt as of December 31, 2003 and 2002. The carrying amount of cash and cash equivalents approximate the fair value because of the short-term nature of these instruments. The fair value of the Senior Subordinated Notes long-term debt is estimated at $228.0 million and $208.8 million at December 31, 2003 and 2002, respectively, based on quoted market prices as of those dates compared to a carrying value of $200.0 million. The carrying value of the term loan under the Company’s financing agreement approximates the fair value as the interest rates float with the market interest rates.

(15)	Related Party Transactions

     In January 2003, one of our and our Parent’s directors, who had not made an investment in the Parent at the time the NWW acquisition was consummated, made a $1.0 million cash equity investment in the Parent in exchange for the issuance of shares of common stock of the Parent. The Parent made a concurrent $1.0 million capital contribution to the Company. The investment was made at the same price per share as the original investment made by the Sponsors and management on November 22, 2002.

(16)	Quarterly Financial Information (unaudited)

     The following is a summary of the unaudited results of operations for each quarter in calendar 2003 and 2002 (in thousands):

	National Waterworks, Inc.
Calendar 2003	First	Second	Third	Fourth	Total
Net Sales	$269,779	$329,715	$357,781	$321,076	$1,278,351
Gross Profit	53,467	69,572	75,364	69,587	267,990
Net Income	$2,718	$10,255	$12,486	$8,182	$33,641

						National
						Waterworks,
	U.S. Filter Distribution Group, Inc.					Inc.
				Period of		Period of
				January 1,		November
				2002		22, 2002
				through		through
				November		December
Calendar 2002	First	Second	Third	21, 2002	Total	31, 2002
Net Sales	$226,667	$312,012	$329,997	$190,092	$1,058,768	$94,250
Gross Profit	50,712	65,677	68,772	41,843	227,004	12,245
Income (loss) before cumulative effect of a change in accounting principle	9,227	15,347	16,201	5,378	46,153	(5,894)
Net Income (loss)	$(449,773)	$15,347	$16,201	$5,378	$(412,847)	$(5,894)

(17)	Subsequent Events

     On February 9, 2004, NWW acquired substantially all of the assets and certain liabilities of Midstate Utility Supply, Inc. for an aggregate purchase price of approximately $2.0 million, subject to post-closing purchase price adjustments as stated in the Asset Purchase Agreement.

     On March 2, 2004 the Company’s Board of Directors declared a cash dividend in the aggregate amount of $6.1 million. The dividend, payable on March 3, 2004, will be paid to the Company’s Parent. Contemporaneously with the declaration of the dividend, the Company’s Parent declared a dividend in the aggregate amount of $6.1 million to the holders of its class B common stock, payable March 3, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the period covered by this report.

PART III

ITEM 10. DIRECTORS AND OFFICERS

     The following table sets forth certain information with respect to persons who are directors and executive officers of National Waterworks and certain other key employees:

Name	Age	Position
Executive Officers
Harry K. Hornish, Jr.	58	President, Chief Executive Officer and Director
Mechelle Slaughter	47	Chief Financial Officer
Terry Howell	40	Chief Information Officer
J. L. Walker	57	Vice President — Human Resources
Phil Keipp	42	Vice President — Controller

Other Key Employees
Rob Hickson	56	Vice President — Midwest Region
Ed Maczko	56	Vice President — Southwest Region
Ron Hood	58	Vice President — Pacific Region
Jerry Webb	45	Vice President — Southeast Region
Irving Welchons III	55	Vice President — Mid-South Region
Jack Schaller	48	Vice President — Mid-Continent Region
Jack Olson	53	Director — IT

Non-Employee Directors
Todd M. Abbrecht	35	Director
Anthony J. DiNovi	41	Director
Stephen V. McKenna	35	Director
Paul M. Meister	51	Director
C. Dean Metropoulos	57	Director
Stephen P. Murray	41	Director
Kevin G. O’Brien	38	Director
Soren L. Oberg	33	Director

     Harry K. Hornish, Jr. has been National Waterworks’ President, Chief Executive Officer and a director since November 22, 2002. Prior thereto Mr. Hornish was President and Chief Operating Officer of U.S. Filter since February 1998. Previously, Mr. Hornish served as U.S. Filter’s Executive Vice President since its inception in 1996. Prior to that, Mr. Hornish was President and Chief Executive Officer of The Utility Supply Group, Inc., which was acquired by U.S. Filter in 1996, after it was spun-off from CertainTeed Corporation in 1994. Mr. Hornish was employed by CertainTeed Corporation from 1987 to 1994, where he held executive positions in both the Building Materials and the Utility Supply divisions. His early career included several sales, marketing, and senior management positions with the distribution division of Owens Corning Fiberglass. Mr. Hornish received a B.A. degree in political science from Marshall University.

     Mechelle Slaughter has been National Waterworks’ Chief Financial Officer since November 22, 2002. Prior thereto, she held the same position with U.S. Filter since 1996. Previously, Ms. Slaughter was CFO of The Utility Supply Group, Inc., since its inception in 1994. U.S. Filter acquired The Utility Supply

Group, Inc. in 1996. Ms. Slaughter was employed by CertainTeed Corporation from 1980 to 1994, where she held various management positions in accounting and auditing for both the Building Materials and the Utility Supply divisions. Ms. Slaughter received a B.S. degree in accounting from Tarleton State University and is a Certified Public Accountant.

     Terry Howell has been National Waterworks’ Chief Information Officer since November 22, 2002. Prior thereto, he served as Vice President of Marketing & System Operations with U.S. Filter since its inception in 1996. Mr. Howell served in various staff positions with U.S. Filter’s predecessor, Davis Water & Waste Industries, Inc. At that company, he served as Manager of Plant Sales, Operations Analyst, IT Manager, and finally as Marketing Manager, where he was part of a four person management team directly responsible for the operations and sales of 25 branches. He joined Davis Water & Waste, Industries, Inc. in 1991 after serving six years as a decorated Commissioned Officer in the U.S. Navy. Mr. Howell received a degree from the US Naval Academy in 1985 in Applied Science — Computer Programming and training as a Gas Turbine Engineer.

     J.L. Walker has been National Waterworks’ Vice President of Human Resources since November 22, 2002. Prior thereto he held the same position with U.S. Filter since its inception in 1996. Prior to that, Mr. Walker held the same position with The Utility Supply Group, Inc. since its inception in 1994. Mr. Walker was employed by CertainTeed Corporation from 1980 to 1994, where he held various management positions in Human Resources for both the Building Materials and the Utility Supply divisions. Mr. Walker’s experience also includes ten years in various manufacturing positions and service in the U.S. Navy. Mr. Walker received a B.A. degree from Georgia State University.

     Phil Keipp has been National Waterworks’ Vice President—Controller since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1998. Previously, Mr. Keipp was Chief Financial Officer with Sidener Supply Company, which U.S. Filter acquired in 1997. Prior to that, Mr. Keipp was with KPMG from 1986 to 1996 where he was a Senior Manager in the firm’s Manufacturing, Retail and Distribution Practice. Mr. Keipp received a B.S. degree in Business Administration with an emphasis in accounting from Lindenwood University. He also attended the University of Missouri in St. Louis and is a Certified Public Accountant.

     Rob Hickson has been National Waterworks’ Vice President—Midwest Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1996. Previously, Mr. Hickson held Regional Vice President positions with WaterPro Supplies Corporation from 1990 until U.S. Filter acquired it in 1996. Mr. Hickson has been employed in the waterworks industry since 1972. Mr. Hickson attended Clemson University and Francis Marion University.

     Edward E. Maczko, Jr. has been National Waterworks’ Vice President—Southwest Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1999. Prior to that, Mr. Maczko served as the District Manager for Arizona. Mr. Maczko held a similar position with The Utility Supply Group, Inc. from 1990 until U.S. Filter acquired it in 1996. He has been employed in the waterworks industry since 1971 and received a B.S. degree in business from Northeastern University.

     Ron Hood has been National Waterworks’ Vice President—Pacific Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1996. Mr. Hood served in the same position with The Utility Supply Group, Inc. until U.S. Filter acquired it in 1996. There he also held various branch and district management positions from 1990 until 1995. Mr. Hood had been employed by manufacturing and distribution companies in the waterworks industry since 1966 and attended Fullerton Jr. College.

     Jerry L. Webb has been National Waterworks’ Vice President—Southeast Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1997. Previously, Mr. Webb served as National Sales Manager of the distribution division of U.S. Filter’s predecessor, Davis Water & Waste Industries, Inc. since 1995. Mr. Webb previously held various management positions with Davis companies from 1988 to 1995. He has been employed in the waterworks industry since 1981 and received a B.B.A. degree in accounting from Valdosta State University.

     Irving B. Welchons III has been National Waterworks’ Vice President—Mid-South Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1996. Previously, Mr. Welchons served as Regional Manager of WaterPro Supplies Corporation from 1991 until it was acquired by U.S. Filter in 1996. Prior to that, Mr. Welchons held various positions in the waterworks distribution industry since 1972. Mr. Welchons attended Virginia Polytechnic Institute and State University.

     Jack Schaller has been National Waterworks’ Vice President—Mid-Continent Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1997. Previously, Mr. Schaller served as President of Sidener Supply Company from 1996 until it was acquired by U.S. Filter in 1997. From 1984 to 1997, Mr. Schaller held numerous positions with Sidener Supply Company, including branch manager of three locations and director of implementation for a new computer system. Mr. Schaller has been employed in the waterworks industry since 1979 and received a degree in Forest Management from the University of Missouri and a Master’s degree in Business Management from Webster University.

     Jack Olson has been National Waterworks’ Director of Information Technology since November 22, 2002. Prior thereto, he held the same position with U.S. Filter since 1996. From 1994 to 1996, Mr. Olson served as Director of Information Technology of U.S. Filter’s predecessor, Davis Water & Waste Industries, Inc. Prior to that, Mr. Olson held the position of Systems Engineer and Instructor with IBM from 1977 to 1994. Mr. Olson received a B.A. degree in Mathematics from Southwest Minnesota State University and a M.S. degree in Mathematics from the University of Idaho.

     Todd M. Abbrecht became a director of National Waterworks on November 22, 2002. Mr. Abbrecht is a Managing Director of Thomas H. Lee Partners, which he joined in 1992. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is a director of Affordable Residential Communities, Inc., Michael Foods, Inc., and Simmons Company.

     Anthony J. DiNovi became a director of National Waterworks on November 22, 2002. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Managing Director. Mr. DiNovi is currently a director of American Media, Inc., Endurance Specialty Insurance, Ltd., Eye Care Centers of America, Inc., Fisher Scientific International, Inc., FairPoint Communications, Inc., Michael Foods, Inc., US LEC Corporation, Vertis, Inc., as well as several private companies.

     Stephen V. McKenna became a director of National Waterworks on November 22, 2002. Mr. McKenna is a Principal of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 2000, Mr. McKenna worked in the Investment Banking Division at Morgan Stanley & Co. Prior to joining Morgan Stanley & Co. in 1999, Mr. McKenna worked in the Mergers & Acquisitions Group at J.P. Morgan & Co. from 1996. Currently, he serves as a director of Interline Brands, Inc., as well as several private companies.

     Paul M. Meister became a director of National Waterworks on November 22, 2002. Mr. Meister currently serves as Vice Chairman of the board of directors of Fisher Scientific International, Inc. and General Chemical Inc. Mr. Meister is also a Managing Director of Latona Associates, a merchant banking firm. Mr. Meister also serves as a director of M&F Worldwide Corp and Procure Net, Inc.

     C. Dean Metropoulos became a director of National Waterworks on November 22, 2002. Mr. Metropoulos is Chairman and CEO of C. Dean Metropoulos & Company, a boutique acquisition and management firm with offices in New York, Greenwich, Connecticut and London. C. Dean Metropoulos & Co. has been involved in more than 45 acquisitions involving over $12 billion in invested capital over the past 12 years.

     Stephen P. Murray has been a director of National Waterworks since its incorporation in September 2002. Mr. Murray is a Partner of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 1984, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Currently, he serves as a director of Strongwood Holdings, The International Cornerstone Group, La Petite Academy, Zoots, Cabela’s, Erisk, Risk Metrics Group, and Pinnacle Foods Holding Corp.

     Kevin G. O’Brien became a director of National Waterworks on November 22, 2002. Mr. O’Brien is a Principal of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 2000, Mr. O’Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities Inc., (a predecessor of J.P. Morgan Securities, Inc.) since 1994. Previously, he was an officer in the U.S. Navy. Currently, he serves as a director of La Petite Academy and Pinnacle Foods Holding Corp.

     Soren L. Oberg became a director of National Waterworks on November 22, 2002. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1993 and currently serves as Vice President. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg is currently a director of Vertis Holdings, Inc. and American Media, Inc., and also serves on the boards of several private companies.

Committees of the Board of Directors

     National Waterworks’ board of directors has a compensation committee and audit committee. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants, administers our employee benefit plans, authorizes and ratifies stock option grants and other incentive arrangements and authorizes employment and related agreements. The members of the compensation committee are Messrs. McKenna, Metropoulos and Oberg. The audit committee is responsible for the annual appointment of our independent auditors and reviews the scope of, and approves, all audit and non-audit services and related fees of our independent auditors. The audit committee also reviews with the independent auditors, among other matters, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal auditing procedures. The members of our audit committee are Messrs. Abbrecht, Meister and O’Brien. Mr. Meister serves as the audit committee’s financial expert.

Compensation of Directors

     National Waterworks’ directors who are also our employees or employees of our principal stockholders will receive no additional compensation for their service as directors. Compensation for other directors is $25,000 per annum for collective Board and Committee service. Additionally, National

Waterworks provides payment of travel-related expenses incurred in connection with attendance of Board and Committee meetings.

Codes of Ethics

     Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

     We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer, our Controller and all other executive officers and other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with all applicable laws and regulations. A copy of our Code of Ethics is posted on our website at www.nationalwaterworks.com and is included as an Exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by National Waterworks’ chief executive officer and its four other most highly compensated executive officers during 2003 and 2002.

	Annual Compensation
				Other
				Annual	All Other
				Compensation	Compensation
Name and Principal Position		Salary	Bonus	(1)	(2)
Harry K. Hornish, Jr.,	2003	$426,958	$344,250	—	$6,000
Chief Executive Officer	2002	355,780	159,255	—	1,555,555
Mechelle Slaughter	2003	200,943	162,000	—	6,000
Chief Financial Officer	2002	172,634	77,510	—	935,500
Terry Howell	2003	150,712	121,500	—	6,000
Chief Information Officer	2002	135,708	43,240	—	563,500
J.L. Walker	2003	130,589	48,230	—	6,000
VP-Human Resources	2002	104,512	32,703	—	129,550
Phil Keipp	2003	124,801	46,200	—	3,673
VP-Controller	2002	112,698	36,431	—	129,550

(1)	Excludes perquisites and other benefits the amount of which did not exceed the greater of $50,000 or 10% of the employee’s total salary and bonus.

(2)	Consists of 401(k) contributions by United States Filter Corporation and National Waterworks and the sale of company bonuses paid by United States Filter Corporation. In April 2002, United States Filter Corporation entered into agreements with certain members of management and other key employees of U.S. Filter, including the persons listed in the executive compensation table, to provide them with an opportunity to earn cash incentive “completion bonuses” in connection with the anticipated sale of the business of U.S. Filter. Completion bonus payments were made by United States Filter Corporation following consummation of the Acquisition to each employee with such an agreement, unless such individual’s employment was terminated voluntarily or for cause prior thereto. Payments by United States Filter Corporation pursuant to these arrangements totaled $6.2 million, including $1,550,050, $558,050, $124,050, $124,050 and $930,000 to Messrs. Hornish, Howell, Keipp and Walker, and Ms. Slaughter, respectively.

     Employment Agreements. National Waterworks is party to employment agreements with Mr. Hornish, Ms. Slaughter and Mr. Howell providing for base salaries of $425,000, $200,000 and $150,000, respectively, subject to annual adjustment as determined by National Waterworks’ board of directors. Each of the employment agreements provides for (i) a four (4) year term, (ii) a calendar year 2002 bonus equal to the amount scheduled to be paid to them under the 2002 Executive Bonus Plan of U.S. Filter and (iii) in each calendar year commencing on or after January 1, 2003, a bonus, based on EBITDA, ranging from 10% to 100% of base salary.

     Additionally, each of the employment agreements provides for certain severance payments to be made if the executive’s employment is terminated without “cause,” due to a resignation for a “good reason” (each as defined in the employment agreement), or involuntarily, such as a consequence of death or disability. Following any of these events, each of Ms. Slaughter and Messrs. Hornish and Howell would be entitled to receive their base salary over the twelve (12) month period commencing on the date of termination, (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with other management bonuses and (iii) reimbursement for any previously unreimbursed expenses.

     Each of the employment agreements contains a non-compete and non-solicitation provision pursuant to which each executive agrees not to be affiliated with a competing business during the term of the employment agreement and for a one-year period thereafter, and not to solicit any of our employees, consultants or customers during the term of the employment agreement and for a three-year period thereafter.

     Stock Sales and Restricted Stock Grants. Mr. Hornish, Ms. Slaughter, Mr. Howell, Mr. Keipp, Mr. Walker and certain of our other employees are parties to executive subscription and stock purchase agreements with Holdings. Mr. Hornish purchased 20,400 shares of Holdings’ Class B Common Stock, Ms. Slaughter purchased 10,200 shares of Holdings’ Class B Common Stock, Mr. Howell purchased 2,700 shares of Holdings’ Class B Common Stock, Messrs. Keipp and Walker each purchased 1,266 shares of Holdings’ Class B Common Stock, and other employees purchased 25,266 shares of Holdings’ Class B Common Stock, in each case at a purchase price of $50.00 per share of Class B Common Stock. Such shares of Class B Common Stock represent, in the aggregate, 1.28% of Holdings’ fully-diluted equity.

     In addition, each of Mr. Hornish, Ms. Slaughter, Mr. Howell, Mr. Keipp, Mr. Walker and certain of our other employees purchased for nominal consideration the conditional right to receive, in the aggregate, up to 11.75% of the fully-diluted capital stock of Holdings, comprised of shares of Holdings’ Class A Common Stock and entered into a restricted stock agreement with Holdings. Under the restricted stock agreements, the shares of Class A Common Stock are subject to three forms of vesting:

•	time-based vesting over a four-year period, covering 50% of the applicable employee’s shares;

•	performance-based vesting based on EBITDA targets over a four-year period, covering 25% of the applicable employee’s shares; and

•	performance-based vesting based on net working capital targets over a four-year period, covering 25% of the applicable employee’s shares.

     All time-based vesting shall immediately accelerate if the employee’s employment is terminated without cause within one year of a sale of Holdings or National Waterworks and all performance-based vesting shall immediately accelerate if Holdings or National Waterworks are sold or if there is a public offering of equity securities of Holdings or National Waterworks, in each case, in which the Sponsors realize a specified return on their original investment.

     In all other cases, upon termination of employment, all time-based and performance-based vesting shall also immediately cease, subject to certain pro rata vesting as of the date such employee is terminated, and all unvested shares shall be subject to repurchase. In addition, all vested shares shall also be subject to repurchase if an employee’s employment is terminated for cause. All shares subject to performance-based vesting shall automatically and immediately vest on the eighth anniversary of the effective date of the restricted stock agreement if the employee remains employed by us. Each employee shall be obligated to vote unvested shares in the same manner and proportions as the votes cast by the holders of Holdings’ voting capital stock not subject to repurchase rights.

     The restricted stock agreements executed by Messrs. Keipp and Walker contain non-compete and non-solicitation provisions substantially similar to those contained in the employment agreements discussed above.

Compensation Committee Interlocks and Inside Participation

     During the fiscal year 2003 no executive officer of National Waterworks served as a member of the board of directors or compensation committee (or other board committee performing similar functions) of another entity.

     The compensation committee is authorized to make recommendations to the Board of Directors with respect to the general compensation and benefits for executive officers. The compensation committee utilizes the same performance appraisal form used for other National Waterworks employees to evaluate the performance of executive officers on an annual basis. Certain executive officers are parties to employment agreements with National Waterworks as previously described in Employment Agreements in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Holdings owns 100% of our capital stock. The capital stock of Holdings is comprised of Class A Common Stock and Class B Common Stock. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters to be voted on by Holdings’ stockholders. Seventy-five percent of the holders of Class B Common Stock have the right to prevent Holdings from taking certain corporate actions, including creating, issuing or authorizing any shares of its capital stock, redeeming any shares of its capital stock, or taking any action that could result in its liquidation, sale or dissolution. The holders of Class B Common Stock are entitled to receive a compounded return of 9% on the original cost of such shares. In the event that Holdings makes a distribution, the holders of Class B Common Stock have the right to receive such distribution up to the amount of such compounded return and original cost prior to the holders of Class A Common Stock receiving any part of such distribution.

     The following table sets forth information with respect to the ownership of the capital stock of Holdings as of March 2, 2004 by:

•	each person known to own beneficially more than 5% of the common stock,

•	each of our directors,

•	each of the executive officers named in the summary compensation table above, and

•	all of our executive officers and directors as a group.

     Notwithstanding the beneficial ownership of common stock presented below, a stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to election of directors and certain other material events. The parties to the stockholders’ agreement have agreed to vote their shares to elect the board of directors as set forth therein.

     The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

     Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

	Number of
	shares
	of Class A
	and
	Class B
	Common
	Stock
	beneficially	Percent of
Name of beneficial owner	owned(1)	Common Stock(1)
JPMP Capital Corp.(2)	2,059,351	43.1%
Thomas H. Lee Equity Fund V, L.P. and Co- Investment Entities(3)	2,059,351	43.1%
Todd M. Abbrecht(6)	2,024,278	42.4%
Anthony J. DiNovi(6)	2,024,278	42.4%
Paul M. Meister(7)	20,000	*
C. Dean Metropoulos(8)	20,000	*
Stephen P. Murray(4)	2,059,351	43.1%
Kevin G. O’Brien(4)	2,059,351	43.1%
Soren L. Oberg(5)	2,020,248	42.3%
Stephen V. McKenna(4)	2,059,351	43.1%
Harry K. Hornish, Jr.(9)	210,759	4.4%
Mechelle Slaughter(9)	105,380	2.2%
Terry Howell(9)	50,290	1.1%
Phil Keipp(9)	13,163	*
J.L. Walker(9)	13,163	*
All directors and executive officers as a group	4,516,385	94.5%

*	Less than 1%

(1)	Represents the aggregate ownership of the Class A and Class B Common Stock of Holdings. The Class A Common Stock is owned only by certain members of our senior management.

(2)	Includes 1,622,232.59 shares, 257,062.33 shares, 35,042.82 shares, 130,472.86 shares and 14,540.40 shares of Class B Common Stock owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P., respectively. JPMP Capital Corp. is the direct or indirect general partner of each of these entities. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020.

(3)	Includes 1,586,701 shares, 411,684 shares, 21,863 shares, 12,398 shares, 10,656 shares, 9,516 shares, 2,503 shares and 4,030 shares of Class B Common Stock owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P. (collectively, the “THL Funds”), Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC (collectively, the “Putnam Funds”), 1997 Thomas H. Lee Nominee Trust (the “Lee Trust”) and Thomas H. Lee Investors Limited Partnership (“Investors”), respectively. The shares held by the THL

Funds may be deemed to be beneficially owned by THL Equity Advisors V, LLC (“Advisors”), the general partner of each of the THL Funds. Advisors disclaims beneficial ownership of such shares. The Putnam Funds, the Lee Trust and Investors are co-investment entities of the THL Funds and each disclaims beneficial ownership of any shares other than those shares held directly by such entity. Each of the THL Funds, Advisors, Investors and the Lee Trust has an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.

(4)	Each of Messrs. Murray, McKenna and O’Brien may be deemed the beneficial owner of the shares of common stock owned by affiliates of J.P. Morgan Partners, LLC set forth in note (2) due to their status as a partner or principal of J.P. Morgan Partners, LLC, which controls such entity. Each such person disclaims beneficial ownership of any such shares, except to the extent of his pecuniary interest.

(5)	Mr. Oberg may be deemed the beneficial owner of the shares of common stock owned by the THL Funds due to their status as officers of Thomas H. Lee Partners, L.P. Each such person disclaims beneficial ownership of any such shares.

(6)	Each of Messrs. Abbrecht and DiNovi may be deemed the beneficial owner of the shares of common stock owned by the THL Funds and Investors in their capacity as a managing director of Thomas H. Lee Partners, L.P. Each of Messrs. Abbrecht and DiNovi disclaim beneficial ownership of such shares.

(7)	Shares are owned by a limited liability company of which Mr. Meister is manager.

(8)	Shares are owned by a trust for the benefit of the children of Mr. Metropoulos.

(9)	Each of Mr. Hornish, Ms. Slaughter, and Messrs. Howell, Keipp and Walker holds 190,359 shares, 95,180 shares, 47,590 shares, 11,897 shares and 11,897 shares of Class A Common Stock, respectively, and 20,400 shares, 10,200 shares, 2,700 shares, 1,266 shares and 1,266 shares of Class B Common Stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders’ Agreement

     Holdings is party to a stockholders’ agreement with all of its stockholders. The stockholders’ agreement, among other matters:

•	restricts the transfer of Holdings’ shares, subject to certain exceptions, and provides that all transferees must become a party to the stockholders’ agreement;

•	establishes a board of directors of Holdings and National Waterworks consisting of nine directors, of which:

•	three will be nominated by the stockholders affiliated with J.P. Morgan Partners, LLC (the “JPM Directors”) so long as they own at least 25% of Holdings’ common stock on a fully diluted basis (or two persons if they own less than 25% but 10% or more of Holdings’ common stock, and one person if they own more than 0% but less than 10% of Holdings’ common stock);

•	three will be nominated by the stockholders affiliated with Thomas H. Lee Partners, L.P. (the “THL Directors”) so long as they own at least 25% of Holdings’ common stock on a fully diluted basis (or two persons if they own less than 25% but 10% or more of Holdings’ common stock, and one person if they own more than 0% but less than 10% of Holdings’ common stock);

•	one will be our chief executive officer; and

•	two shall be nominated by the other directors including a majority of each of the JPM Directors and the THL Directors so long as the affiliates of J.P. Morgan Partners, LLC or Thomas H. Lee Partners, L.P., respectively, own at least 10% of Holdings’ common stock on a fully-diluted basis;

•	requires each stockholder of Holdings to vote all their shares for the election of the persons nominated as directors as provided above;

•	prohibits Holdings’ from taking the following actions without the prior approval of the stockholders affiliated with each of J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. so long as in each case the stockholders affiliated with the applicable Sponsor owns at least 10% of Holdings’ outstanding capital stock:

•	materially changing the duties of or terminating [our] chief executive officer, chief financial officer, chief operating officer or chief information officer, amending or revising any employment agreement with any such officer, or, if any such officer is terminated, hiring a replacement for such officer;

•	incurring indebtedness outside of the ordinary course of business;

•	entering into agreements to acquire a controlling interest in, or all or substantially all of the assets of, another entity;

•	making investments or capital expenditures, in each case in excess of $250,000 that are not included in the annual operating budget approved by the board;

•	disposing of assets outside the ordinary course of business and other than sales of fully depreciated or obsolete or surplus tangible personal property;

•	entering into transactions with affiliates subject to specified exceptions; or

•	effecting any changes in our strategic direction not specified in our annual strategic plan.

•	contains rights of the Class B stockholders and, under certain circumstances, the Class A stockholders to participate in transfers of Holdings’ shares by stockholders to third parties;

•	requires the stockholders to participate in and cooperate in consummating a sale of Holdings that is approved by stockholders holding at least 75% of the outstanding Class B shares;

•	grants Holdings and the stockholders affiliated with the Sponsors, including certain of their affiliates, certain rights of first refusal with respect to transfers of Holdings’ Class B shares to third parties by Class B stockholders other than those affiliated with the Sponsors and grants the stockholders affiliated with a Sponsor certain rights of first refusal with respect to transfers of Holdings’ shares to third parties by the other Sponsor;

•	grants the holders of Class B Common Stock certain preemptive rights; and

•	requires each stockholder of Holdings (other than stockholders affiliated with the Sponsors) to grant an irrevocable proxy to our chief executive officer, to vote all such stockholder’s shares in order to effectuate the provisions of the stockholders agreement.

     Prior to an initial public offering of capital stock of Holdings, Holdings will be required to redeem each issued and outstanding share of its Class B Common Stock for (i) the unreturned original cost and unpaid yield upon such shares to the date of the closing of the initial public offering, which may be paid in cash (to the extent contractually permitted) or short-term securities, or a combination thereof, as may be reasonably acceptable to holders of 75% of the Class B Common Stock then outstanding plus (ii) one share of its Class A Common Stock.

     The stockholders’ agreement will terminate upon the sale, dissolution or liquidation of Holdings.

Registration Rights Agreement

     Holdings is party to a registration rights agreement with the holders of Class B Common Stock. The registration rights agreement, among other matters, provides for the following, subject to certain customary limitations:

•	Demand registration. At any time following the effective date of a registration statement filed by Holdings with respect to an initial public offering of its capital stock, at the request of stockholders of Holdings affiliated with a Sponsor, Holdings will be required to use its best efforts to register the common shares (including shares convertible or exercisable for common shares) of Holdings held by such requesting stockholders under the Securities Act provided that the anticipated aggregate offering price to the public is at least $25 million. The registration rights agreement provides for up to three demand registrations on Form S-1 for each Sponsor and its affiliates who are stockholders of Holdings.

•	Piggyback registration. If Holdings proposes to register any of its shares for its own account or otherwise, it must give written notice to each of its Class B stockholders of its intention to register and upon written request, Holdings must use its best efforts to cause all requested shares to be included in such registration on the same terms and conditions as the securities otherwise being sold, subject to standard cutback and other customary restrictions.

•	Registration on Form S-3. If Holdings will have qualified for the use of Form S-3, the stockholders affiliated with a Sponsor will have the unlimited right to request that Holdings effect a registration under the Securities Act using Form S-3. Holdings will not be obligated to effect any such registration if the anticipated gross offering price of all shares to be registered would be less than $10,000,000 or if Holdings will have effected four or more registration statements on Form S-3 during the 12-month period prior to the date of such request for registration.

     In addition, the registration rights agreement provides for the payment by Holdings of all of the fees and expenses of any registration provided for in such agreement, including the attorney’s fees for the selling stockholders but excluding underwriting discounts and selling commissions which shall be borne by the selling stockholders on a pro rata basis. The registration rights agreement will also contain standard indemnification provisions customary in an agreement of this type from Holdings to the selling stockholders.

Arrangement with Sponsors

     National Waterworks is party to a management agreement with our principal equity sponsors, J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”). Under this agreement, the Sponsors agreed to provide us with financial advisory and other services. We will pay each Sponsor an annual management fee in the amount of $0.5 million ($1.0 million in the aggregate) commencing July 1, 2004. We will pay this fee quarterly in advance. We will also reimburse the Sponsors for all expenses incurred by them in connection with the agreement. The management agreement also contains standard indemnification provisions for agreements of this type. The management agreement may be terminated by a Sponsor with respect to that Sponsor only, or by mutual consent of the Sponsors, at any time on 30 days notice, and will terminate with respect to a Sponsor on the date such Sponsor owns less than 5% of the capital stock of Holdings that it purchased in the Acquisition. In addition, the management agreement may be terminated with respect to a Sponsor in connection with an IPO or a change in law, occurrence or event which causes the existence of the management agreement to render any of the directors designated by a Sponsor an “interested” or not otherwise independent director or adversely affects such Sponsor’s right to designate a director or such director’s ability to perform his duties as director. In such event, such Sponsor will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to the Sponsor for the 10 year period commencing on the date of termination.

     In addition, in connection with the Acquisition, we paid each Sponsor a transaction fee in the amount of $8.0 million ($16.0 million in the aggregate). We also paid all expenses of the Sponsors and their controlled affiliates, including the fees and expenses of their respective counsel and other advisors and consultants, in connection with the Acquisition. These arrangements with the Sponsors also contain standard indemnification provisions by us of the Sponsors.

     Arrangements with Affiliates of J.P. Morgan Partners, LLC

     In connection with the Acquisition, we entered into the senior credit facility with J.P. Morgan Securities Inc. as a co-syndication agent and as a joint lead arranger and Chase Lincoln First Commercial Corp., an affiliate of JPMorgan Chase Bank, as a lender. J.P. Morgan Securities Inc. was also an initial purchaser of our senior subordinated notes. Both J.P. Morgan Securities Inc. and Chase Lincoln First Commercial Corp. are affiliates of J.P. Morgan Partners, LLC. In connection with the senior credit facility, J.P. Morgan Securities Inc. and Chase Lincoln First Commercial Corp. received customary fees for acting in such capacities. J.P. Morgan Securities Inc. was also paid customary underwriting fees in connection with the offering of our senior subordinated notes.

     J.P. Morgan Securities Inc. was also paid usual and customary arrangement fees in connection with the execution of the First and Second amendments to our senior credit facility.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

     The following table presents fees for audit and other services provided by KPMG LLP for the years ended December 31, 2003, and 2002.

	Year Ended	Year Ended
	December 31, 2003	December 31, 2002
Audit Fees (1)	$260,000	$200,000
Audit Related Fees (2)	127,000	417,000
Tax Fees (3)
Compliance	81,000	130,000
Consulting Fees	63,000	30,000
All Other Fees	—	—

Total Fees	$531,000	$777,000

(1)	Audit Fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2)	Audit Related Fees consist of services rendered in connection with our registration statement filed with the Securities and Exchange Commission and the delivery of related consents.

(3)	Tax Fees consist of the aggregate fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning.

     The Audit Committee reviewed the audit and non-audit services rendered by KPMG LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements

The following financial statements of our company and the Report of the Independent Public Accountants are included in Part II, Item 8 of this Report:

•	Report of Independent Public Accountants

•	Balance Sheets as of December 31, 2003 and 2002

•	Statements of Income for the year ended December 31, 2003, the period from November 22 to December 31, 2002, the period from January 1 to November 21, 2002 and the year ended December 31, 2001

•	Statements of Cash Flow for the year ended December 31, 2003, the period from November 22 to December 31, 2002, the period from January 1 to November 21, 2002 and the year ended December 31, 2001

•	Notes to Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
	Beginning	(Reversals)	Deductions	Ending
Description	Balance	and Expenses	(Additions)	Balance
Year ended December 31, 2001
Accounts receivable allowance	3,800	1,239	1,098	3,941
Inventory allowance	3,782	703	1,655	2,830
Period of January 1, 2002 through November 21, 2002
Accounts receivable allowance	3,941	1,252	1,634	3,559
Inventory allowance	2,830	389	3,219	—
Period of November 22, 2002 through December 31, 2002
Accounts receivable allowance	—	3,441	47	3,394
Year ended December 31, 2003
Accounts receivable allowance	3,394	953	1,134	3,213

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of National Waterworks, Inc. (Incorporated by Reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

3.2	Amended and Restated By-laws of National Waterworks, Inc. (Incorporated by

Reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

4.1	Indenture, dated as of November 22, 2002, among National Waterworks, Inc. and Wells Fargo Bank, Minnesota, National Association, as Trustee (Incorporated by Reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.1	Credit Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., National Waterworks, Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Securities Inc., as Co-Syndication Agent, Goldman Sachs Credit Partners L.P., as Co-Syndication Agent, General Electric Capital Corporation, as Co-Documentation Agent, Antares Capital Corporation, as Co-Documentation Agent and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.2	Guarantee and Collateral Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., and National Waterworks, Inc. as Borrower in favor of UBS AG, Stamford branch, as Administrative Agent (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.3	Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of November 22, 2002, made by National Waterworks, Inc for the use and benefit of UBS AG, Stamford Branch, as Administrative Agent. (St. Louis, MO) (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.4	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated as of November 22, 2002, made by National Waterworks, Inc for the use and benefit of UBS AG, Stamford Branch, as Administrative Agent (Puyallup, WA) (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.5	Employee Leasing Agreement between United States Filter Corporation, U.S. Filter Distribution Group, Inc. and National Waterworks, Inc., dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.6	Reimbursement Agreement between United States Filter Corporation and National Waterworks, Inc., dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.7	Stockholders Agreement among National Waterworks Holdings, Inc., THL Managers V, LLC and certain of its affiliates, J.P. Morgan Partners, LLC and certain of its affiliates, and the other parties thereto, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.8	Registration Rights Agreement among National Waterworks Holdings, Inc. and its stockholders, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.9	Subscription and Stock Purchase Agreement by and among National Waterworks Holdings, Inc. and each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC, 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and Latona NW Investment, LLC, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.10	Subscription and Stock Purchase Agreement by and among National Waterworks Holdings, Inc. and each of Harry Hornish, Mechelle Slaughter, Terry Howell, Rob Hickson, Ed Maczko, Ron Hood, Jerry Webb, Irving Welchons, Jack Schaller, Joe Walker, Phil Keipp and Jack Olson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.11	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Harry Hornish, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.12	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Mechelle Slaughter, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.13	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Terry Howell, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.14	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Rob Hickson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.15	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Ed Maczko dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.16	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Ron Hood, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.17	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jerry Webb, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.18	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Irving Welchons, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.19	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jack Schaller, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.20	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Joe Walker, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.21	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Phil Keipp, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.22	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jack Olson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.23*	Amended and Restated Employment Agreements between National Waterworks, Inc. and Harry Hornish, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.24*	Amended and Restated Employment Agreements between National Waterworks, Inc. and Mechelle Slaughter, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.25*	Amended and Restated Employment Agreements between National Waterworks, Inc. and Terry Howell, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.26	Management Agreement between National Waterworks, Inc., THL Managers V, LLC and certain of its affiliates and J.P. Morgan Partners, LLC and certain of its affiliates, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.27	Fee Agreement between National Waterworks, Inc., THL Managers V, LLC and certain of its affiliates and J.P. Morgan Partners, LLC and certain of its affiliates, dated September 30, 2002 (Incorporated by Reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.28	Tax Sharing Agreement between National Waterworks, Inc. and National Waterworks Holdings, Inc., dated as of November 22, 2002 (Incorporated by

Reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.29	Real property lease covering premises located at 200 Highway 6 West, Suite 620, Waco, TX (Incorporated by Reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.30	First Amendment to the Credit Agreement (dated November 22, 2002) entered into by and between the Company and the syndication of lenders dated August 7, 2003 (Incorporated by Reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).

10.31	Second Amendment to the Credit Agreement (dated November 22, 2002) entered into by and between the Company and the syndication of lenders dated December 2, 2003.

14.1	Code of Ethics.

21.1	List of Subsidiaries.

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

During the fourth quarter of 2003, we filed the following Current Reports on Form 8-K:

Current Report on Form 8-K filed on October 30, 2003 reporting the Registrant’s press release announcing (i) results of operations for the quarter ended September 26, 2003 under Item 7 and Item 12 and (ii) the Registrant’s press release announcing the launch of a consent solicitation under Item 9.

Current Report on Form 8-K filed on November 17, 2003 reporting the Registrant’s press release announcing the extension of the solicitation period for its consent solicitation under Item 9.

Current Report on Form 8-K filed on November 19, 2003 reporting the Registrant’s press release announcing the termination of the solicitation period for its consent solicitation under Item 9.

Current Report on Form 8-K filed on December 2, 2003 reporting the Registrant’s press release announcing the declaration of a dividend under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2004	NATIONAL WATERWORKS, INC.

	By:	/s/ Mechelle Slaughter

Name: Mechelle Slaughter
Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Harry K. Hornish, Jr. Harry K. Hornish, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2004

/s/ Mechelle Slaughter Mechelle Slaughter	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2004

/s/ Todd Abbrecht Todd Abbrecht	Director	March 3, 2004

/s/ Anthony DiNovi Anthony DiNovi	Director	March 3, 2004

/s/ Stephen McKenna Stephen McKenna	Director	March 3, 2004

/s/ Paul M. Meister Paul M. Meister	Director	March 3, 2004

/s/ C. Dean Metropoulos C. Dean Metropoulos	Director	March 3, 2004

Name	Title	Date
/s/ Stephen Murray Stephen Murray	Director	March 3, 2004

/s/ Kevin O’Brien Kevin O’Brien	Director	March 3, 2004

/s/ Soren Oberg Soren Oberg	Director	March 3, 2004