Form 10-Q
period 2004-03-26
NATIONAL WATERWORKS INC
filed 2004-05-05
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

(254) 772-5355
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of May 5, 2004

$.01 Par Value	100

National Waterworks, Inc.
Form 10-Q
Index

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets of National Waterworks, Inc. as of March 26, 2004 (unaudited) and December 31, 2003	3
Statements of Operations for the Three Months Ended March 26, 2004 and March 28, 2003 (unaudited)	4
Statements of Cash Flows for the Three Months Ended March 26, 2004 and March 28, 2003 (unaudited)	5
Notes to Financial Statements (unaudited)	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17
CERTIFICATIONS	18-21
CERTIFICATION OF CEO
CERTIFICATION OF CFO
CERTIFICATION OF CEO
CERTIFICATION OF CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Waterworks, Inc.

Balance Sheets
(in thousands, except share and per share amounts)

	March 26,
	2004	December 31,
	(unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$37,798	$18,702
Trade accounts receivable, net	202,416	188,476
Inventories	117,694	90,739
Other current assets	2,137	2,689

Total current assets	360,045	300,606
Property and equipment, net	20,194	20,523
Goodwill	457,221	456,080
Deferred financing fees, net	23,247	24,141
Other assets	2,168	1,607

	$862,875	$802,957

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$179,368	$115,038
Current installments of long-term debt	15,000	15,000
Accrued compensation and benefits	13,508	27,036
Other accrued expenses	15,349	9,677

Total current liabilities	223,225	166,751
Long-term debt, excluding current installments	425,000	425,000
Deferred income taxes	13,354	10,059
Other long term liabilities	2,244	1,674

Total liabilities	663,823	603,484
Commitments and Contingencies
Stockholder’s Equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	199,052	199,473
Retained earnings (accumulated deficit)	—	—

Total stockholder’s equity	199,052	199,473

	$862,875	$802,957

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Operations (unaudited)
(in thousands)

	Three Months Ended	Three Months Ended
	March 26,	March 28,
	2004	2003
Net sales	$279,524	$269,779
Cost of goods sold	223,074	216,312

Gross profit	56,450	53,467
Operating expenses:
Selling, general and administrative	38,075	38,696

Income before depreciation and amortization	18,375	14,771
Depreciation and amortization	557	725

Operating income	17,818	14,046
Other income (expense):
Interest expense, net	(8,249)	(9,471)
Other	63	(45)

Income before income taxes	9,632	4,530
Income tax expense	3,939	1,812

Net income	$5,693	$2,718

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended	Three Months Ended
	March 26,	March 28,
	2004	2003
Cash flows from operating activities:
Net income	$5,693	$2,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	3,294	1,811
Amortization of deferred financing fees	894	401
Depreciation and amortization	557	725
Loss (gain) on disposal of equipment	(87)	26
Provision for doubtful accounts	236	193
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(13,060)	(5,176)
Inventories	(26,056)	(18,694)
Other current assets	552	774
Other assets	(563)	(782)
Trade accounts payable	63,109	20,691
Accrued compensation and benefits	(13,527)	(9,487)
Other accrued expenses	5,672	5,292
Other long term liabilities	570	955

Net cash provided by (used in) operating activities	27,284	(553)

Cash flows from investing activities:
Capital expenditures	(239)	(301)
Additional NWW acquisition costs	—	(3,179)
Business acquisitions	(1,992)	—
Proceeds from sales of property and equipment	157	63

Net cash used in investing activities	(2,074)	(3,417)

Cash flows from financing activities:
Equity investment by Holdings	—	1,000
Dividend distribution	(6,114)	—
Financing fees	—	(407)

Net cash provided by (used in) financing activities	(6,114)	593

Net increase (decrease) in cash and cash equivalents	19,096	(3,377)
Cash and cash equivalents at beginning of period	18,702	39,888

Cash and cash equivalents at end of period	$37,798	$36,511

Cash paid for interest	1	4,148

Cash paid for income taxes	3,125	118

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Notes to Financial Statements (unaudited)

Note 1. Basis of Presentation

National Waterworks, Inc. (“NWW”, “Company”) is a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Holdings”).

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the 2004 presentation.

The information contained in the accompanying notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Fiscal Year

The Company’s calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the quarter ended March 26, 2004 include twelve weeks and two days. The results for the quarter ended March 28, 2003 include twelve weeks and three days.

Recent Accounting Pronouncements

None

Note 2. Goodwill

The change in the carrying amount of goodwill for the three-month period ended March 26, 2004, is as follows:

Goodwill
(in thousands)
Balance at December 31, 2003	$456,080
Additional goodwill related to the acquisition of Midstate Utility Supply, Inc.	1,141

Balance at March 26, 2004	$457,221

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

Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

	Three Months	Three Months
	Ended	Ended
Product Category	March 26, 2004	March 28, 2003
Pipe	$116,618	$111,119
Fittings	42,394	40,811
Valves	33,332	34,128
Meters	25,075	23,420
Fire Hydrants	16,603	15,121
Service and Repair Products	17,251	17,802
Other	28,251	27,378

	$279,524	$269,779

All revenues are derived from customers domiciled in the United States and there are no long-lived assets located outside of the United States, and no single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

Note 4. Acquisitions and Divestitures

On February 9, 2004, NWW acquired substantially all of the assets and certain liabilities of Midstate Utility Supply, Inc. for an aggregate purchase price of approximately $2.0 million. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of purchase price resulted in approximately $1.1 million of goodwill acquired.

As this acquisition is immaterial to the financial statements, pro forma results of operations are not presented.

On November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of U.S. Filter Distribution Group, Inc. (“USFDG”), a wholly owned subsidiary of United States Filter Corporation (“U.S. Filter”), which is an indirect-wholly owned subsidiary of Veolia Environnement (“Veolia”, formerly Vivendi Environnement S.A.). A post-closing purchase price adjustment of $3.1 million was paid in the first quarter of 2003.

Note 5. Commitments and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In November 2002, NWW entered into a management agreement with J.P. Morgan Partners, LLC and Thomas H.

Lee Partners, L.P. (“Sponsors”). Each Sponsor and its affiliates own 43.1% of the outstanding common stock of Holdings. Under the agreement, the Sponsors agreed to provide NWW with financial advisory and other services. NWW will pay each Sponsor an annual management fee in the amount of $0.5 million, commencing July 1, 2004. The management agreement continues until terminated by a Sponsor as provided in the management agreement. Upon termination under certain conditions, each Sponsor will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to the Sponsor for the 10-year period commencing on the date of termination.

Certain of the Company’s predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe distributed was primarily used in water and sewage application where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

As previously discussed, on November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of USFDG, a wholly owned subsidiary of U.S. Filter, which is an indirect-wholly owned subsidiary of Veolia. The November 2002 acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. U.S. Filter and USFDG also agreed that, until November 22, 2012, U.S. Filter will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of U.S. Filter and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to USFDG and to the extent USFDG, U.S. Filter and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and U.S. Filter and in view of the indemnity by USFDG and U.S. Filter with respect to retained liabilities and the Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at March 26, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition of the Company as of March 26, 2004 and the results of operations for the three months then ended. This information should be read in conjunction with the Company’s financial statements and the notes thereto contained herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Actual results or events may differ significantly from those expressed in, or implied by, such forward-looking statements as a result of various important factors. These factors include, but are not limited to, national, regional and local general economic and business conditions; trends in the water and wastewater transmission products industry and trends in the construction industry; changes in municipal funding and spending levels; our high level of indebtedness and the restrictions imposed by the terms of our indebtedness; our ability to generate cash to service our debt; failure to successfully implement, or changes in, our business strategy and the risk that our business strategy may not be successful in improving our operating results; competition and the development of alternatives to water and wastewater transmission products distributors in the supply chain; the loss of one or more of the Company’s major suppliers or a reduction in supplier participation in our preferred vendor program; changes in the cost of polyvinyl chloride (“PVC”) pipe or reductions in PVC pipe and other product availability; the risk that our quarterly operating results are subject to substantial seasonal fluctuations; the availability of qualified branch managers and sales personnel and the loss of members of our senior management team; disruptions in our IT systems which manage numerous aspects of our business and customer and supplier relationships; and changes in, or the failure or inability to comply with, environmental and safety regulations and increased costs of such regulations, as well as the other risk factors affecting the Company detailed in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Except as otherwise required by the federal securities laws, the Company assumes no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading distributor of water and wastewater transmission products in the United States with approximately a 20% share of the estimated $6 billion U.S. waterworks product distribution market. We distribute a full line of products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. In addition, we provide a broad array of value-added services such as project estimation, project management and product advice. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 133 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

Factors affecting our business

PVC Pipe Pricing. The price of polyvinyl chloride (“PVC”) pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit. PVC pipe products accounted for approximately 23.2%, and 24.0% of our net sales in the three months ended March 26, 2004 and March 28, 2003, respectively. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2003, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.41, $0.36 and $0.34 per pound for the years ended December 31, 2003, 2002 (combined) and 2001, respectively, with our 2003 PVC purchase price ranging from a quarterly average of $0.39 to $0.44 per pound. Our purchase price of PVC pipe averaged $0.45 and $0.41 per pound for the three months ended March 26, 2004 and March 28, 2003, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales, with an offsetting increase in the volume of ductile iron pipe sales, in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

The impact of PVC pipe pricing on our gross profit has been less pronounced than the impact on our net sales. Historically, we have been able to maintain our gross profit dollars on a given volume of PVC pipe sales, even when PVC pipe prices have fallen, as we have been able to pass through a majority of the dollar increase or decrease in PVC pipe prices to our customers. The impact of PVC price changes is minimized because we sell the majority of our PVC pipe utilizing direct shipments from suppliers and target and achieve high turnover for PVC pipe sales out of our inventory. Gross margins, defined as gross profit dollars as a percentage of net sales, are affected by PVC price fluctuations because we focus on maintaining gross profit dollars to the extent possible even when net sales are impacted, and because of the effect that changes in the PVC pipe/ductile iron pipe product mix have on gross margins, given that PVC pipe typically carries a higher gross margin than ductile iron pipe.

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

Other important factors that could affect our results of operations are set forth in Item 7 of the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Critical accounting policies and estimates

The Company’s significant accounting policies are more fully described in the notes to our audited financial statements which are set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2003. Certain of the Company’s accounting policies require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. These judgments are based on our historical experience, current economic and industry trends, information provided by outside sources and management estimates. As with all judgments, they are subject to an inherent degree of uncertainty. Actual results may vary from the underlying estimates and such differences may be material to our results of operations.

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

Results of operations

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

	Three Months Ended	Three Months Ended
	March 26,	March 28,
	2004	2003
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	79.8%	80.2%

Gross profit	20.2%	19.8%
Operating expenses:
Selling, general and administrative	13.6%	14.3%

Income before depreciation and amortization	6.6%	5.5%
Depreciation and amortization	0.2%	0.3%

Operating income	6.4%	5.2%
Other income (expense):
Interest expense, net	(3.0%)	(3.5%)

Income before income taxes	3.4%	1.7%
Income tax expense	1.4%	0.7%

Net income	2.0%	1.0%

Three Months Ended March 26, 2004 versus Three Months Ended March 28, 2003

Net Sales. Net sales for the three months ended March 26, 2004 increased $9.7 million, or 3.6%, to $279.5 million from $269.8 million for the three months ended March 28, 2003. The increase reflects the pass through of price increases in all major product lines except meters, partially offset by the impact of two fewer shipping days.

Cost of Goods Sold. Cost of goods sold for the three months ended March 26, 2004 increased $6.8 million, or 3.1%, to $223.1 million from $216.3 million for the three months ended March 28, 2003. The increase reflects the increase in net sales. This increase is partially offset by the recognition of the final $4.0 million inventory revaluation recognized in the 2003 period related to the acquisition of USFDG. The 2003 period also reflects a $1.0 million reduction in cost of goods sold from the adoption of EITF issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor .

Gross Profit. As a result of the foregoing, gross profit for the three months ended March 26, 2004 increased $3.0 million, to $56.5 million from $53.5 million for the three months ended March 28, 2003. Our gross profit margin increased to 20.2% for the 2004 period compared to 19.8% in 2003.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 26, 2004 decreased $0.6 million, or 1.6%, to $38.1 million from $38.7 million for the three months ended March 28, 2003. This decrease is primarily related to higher training costs combined with acquisition related transition costs recorded in the 2003 period.

Operating Income. As a result of the foregoing, operating income for the three months ended March 26, 2004 increased $3.8 million, or 27.1%, to $17.8 million from $14.0 million for the three months ended March 28, 2003. As a percentage of net sales, operating income increased to 6.4% for the 2004 period from 5.2% for the 2003 period.

Interest Expense, Net. Interest expense, net for the three months ended March 26, 2004 decreased $1.3 million, or 13.7%, to $8.2 million from $9.5 million for the three months ended March 28, 2003. The decrease is a result of lower applicable margins related to the August 2003 refinancing of the term loan under our senior credit facility.

Net Income. We reported net income of $5.7 million for the three months ended March 26, 2004, compared to $2.7 million for the three months ended March 28, 2003. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

Liquidity and Capital Resources

Our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility. In addition, the NWW acquisition was structured as an asset acquisition which will allow us to deduct for tax purposes, on a straight-line basis over 15 years, the related goodwill. We expect that this amortization will result in significant cash tax savings.

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $99.0 million at March 26, 2004 compared to net working capital of $115.2 million at December 31, 2003. The decrease in net working capital is primarily attributable to the seasonal increase in accounts payable exceeding the increases in inventory and accounts receivable as a result of rising PVC prices and improved vendor payment terms.

Net cash provided by operating activities for the three months ended March 26, 2004 was $27.3 million compared to net cash used in operating activities for the three months ended March 28, 2003 of $0.6 million. The change in net cash provided by operating activities in 2004 compared to 2003 is primarily attributable to the increase in net income and the impact of the foregoing working capital decrease.

Net cash used in investing activities for the three months ended March 26, 2004 and March 28, 2003 was $2.1 million and $3.4 million, respectively. Net cash used in investing activities for the three months ended March 26, 2004 reflects the acquisition of Midstate Utility Supply, Inc. for a net consideration of $2.0 million. Net cash used in investing activities for the period ended March 28, 2003 reflected the post-closing cash adjustment of $3.1 million paid to U.S. Filter Distribution Group, Inc. Capital expenditures for the three months ended March 26, 2004 were $0.2 million compared to $0.3 million for the three months ended March 28, 2003.

Net cash provided by (used in) financing activities for the three months ended March 26, 2004 and March 28, 2003 was ($6.1) million and $.6 million, respectively. Net cash used in the 2004 period represents a dividend distribution. Net cash provided in the 2003 period included a $1.0 million cash equity investment in Holdings, by one of our and Holdings’ directors, who had not made an investment in Holdings at the time the NWW acquisition was consummated. Holdings made a concurrent $1.0 million capital contribution to the Company.

Our senior credit facility, as amended, consists of a $245.0 million term loan facility, of which $240.0 million was outstanding at March 26, 2004, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at March 26, 2004, however approximately $4.0 million of the availability under the revolving credit facility was used to support outstanding letters of credit. We repaid $3.75 million of the term loan on March 31, 2004. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs, subject to the negative covenants set forth in our senior credit facility. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly and at maturity during 2009. In addition, we are required to make annual mandatory prepayments of the term loans (or, if no term loans are outstanding, revolving loans) under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the applicable fiscal year is not greater than 4:0 to 1:0. The term loans (or, if no term loans are outstanding, revolving loans) are also subject to mandatory prepayments in an amount equal to (i) 75% of the net cash proceeds from certain equity issuances by us or our subsidiaries (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions.

Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus an applicable margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At March 26, 2004, the interest rate on the term loan was 3.92% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the existing lenders thereunder, so long as no default or event of default under the senior credit facility has occurred and is continuing or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain senior leverage ratios. Our senior credit facility provides that we can pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios and other conditions. Holdings can use the amount of such dividend for certain purposes including to pay a dividend on its capital stock. In addition, the aggregate amount of dividends paid pursuant to the provision referred to in the preceding sentence may not exceed $110.0 million in total, and may not exceed $45.0 million in fiscal year 2003 and $40.0 per fiscal year thereafter, provided that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year.

Our $200.0 million aggregate principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum, with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements. We may, from time to time, and subject to the limitations in our senior credit facility, purchase senior subordinated notes in the open market or in privately negotiated transactions.

The senior credit facility and the indenture for the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at March 26, 2004. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic and, to the extent that no material adverse tax consequences would result, foreign subsidiaries, if any. We do not currently have any subsidiaries.

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

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (''LIBOR’’) or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of March 26, 2004, we had $200.0 million principal amount of fixed-rate debt represented by the notes and $240.0 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $3.75 million of the term loan on March 31, 2004. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which approximately $4.0 million was used to support outstanding letters of credit at March 26, 2004. Based on the amount outstanding under the term loans at March 26, 2004, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.4 million increase in annual interest expense. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see ''Factors affecting our business—PVC Pipe Pricing’’ above.

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

As of the end of the first quarter, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2003.

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

(b) Reports on Form 8-K

     On March 2, 2004 the Company filed a Current report on Form 8-K reporting that (i) a press release was issued regarding the Company’s financial results for the year ended December 31, 2003 under Item 7 and Item 12 and (ii) a press release was issued announcing the declaration of a cash dividend under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WATERWORKS, INC.
Date: May 5, 2004	By:	/s/ Harry K. Hornish, Jr.
Harry K. Hornish, Jr.
President and Chief Executive Officer

Date: May 5, 2004	By:	/s/ Mechelle Slaughter
Mechelle Slaughter
Chief Financial Officer