Form 10-Q
period 2004-06-25
NATIONAL WATERWORKS INC
filed 2004-08-03
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

☒ Yes       ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of August 3, 2004
$.01 Par Value	100

National Waterworks, Inc.
Form 10-Q
Index

		Page(s)
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of June 25, 2004 (unaudited) and December 31, 2003	3
	Statements of Operations for the Three Months and Six Months Ended June 25, 2004 and June 27, 2003 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended June 25, 2004 and June 27, 2003 (unaudited)	5
	Notes to Financial Statements (unaudited)	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
Item 4.	Controls and Procedures	15
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURES		17
CERTIFICATIONS		18-21
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Waterworks, Inc.

Balance Sheets
(in thousands)

	June 25,
	2004	December 31,
	(unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$17,795	$18,702
Trade accounts receivable, net	265,329	188,476
Inventories	132,942	90,739
Other current assets	2,224	2,689

Total current assets	418,290	300,606
Property and equipment, net	19,739	20,523
Goodwill	457,221	456,080
Deferred financing fees, net	22,353	24,141
Other assets	2,333	1,607

	$919,936	$802,957

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$216,417	$115,038
Current installments of long-term debt	15,000	15,000
Accrued compensation and benefits	19,586	27,036
Other accrued expenses	18,306	9,677

Total current liabilities	269,309	166,751
Long-term debt, excluding current installments	421,250	425,000
Deferred income taxes	16,391	10,059
Other long term liabilities	2,515	1,674

Total liabilities	709,465	603,484
Commitments and Contingencies
Stockholder’s Equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	199,052	199,473
Retained earnings	11,419	—

Total stockholder’s equity	210,471	199,473

	$919,936	$802,957

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Operations (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net sales	$417,718	$330,423	$697,242	$600,708
Cost of goods sold	334,667	260,851	557,741	477,669

Gross profit	83,051	69,572	139,501	123,039
Operating expenses:
Selling, general and administrative	47,113	41,803	85,188	80,499

Income before depreciation and amortization	35,938	27,769	54,313	42,540
Depreciation and amortization	522	641	1,079	1,366

Operating income	35,416	27,128	53,234	41,174
Other income (expense):
Interest expense, net	(8,514)	(10,069)	(16,763)	(19,540)
Other	102	33	165	(12)

Income before income taxes	27,004	17,092	36,636	21,622
Income tax expense	10,811	6,837	14,750	8,649

Net income	$16,193	$10,255	$21,886	$12,973

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net income	$21,886	$12,973
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	6,332	8,423
Amortization of deferred financing fees	1,788	1,113
Depreciation and amortization	1,079	1,366
Gain on disposal of equipment	(221)	(39)
Provision for doubtful accounts	1,010	581
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(76,747)	(45,493)
Inventories	(41,304)	(10,515)
Other current assets	448	266
Other assets	(713)	(1,107)
Trade accounts payable	100,158	18,872
Accrued compensation and benefits	(7,450)	(5,152)
Other accrued expenses	8,629	2,507
Other long term liabilities	841	1,200

Net cash provided by (used in) operating activities	15,736	(15,005)

Cash flows from investing activities:
Capital expenditures	(549)	(738)
Additional NWW acquisition costs	—	(3,224)
Business acquisitions	(1,992)	—
Proceeds from sales of property and equipment	536	464

Net cash used in investing activities	(2,005)	(3,498)

Cash flows from financing activities:
Equity investment by Holdings	—	1,000
Dividend distribution	(10,888)	—
Financing fees	—	(582)
Principal payments on long-term debt	(3,750)	(2,500)

Net cash used in financing activities	(14,638)	(2,082)

Net decrease in cash and cash equivalents	(907)	(20,585)
Cash and cash equivalents at beginning of period	18,702	39,888

Cash and cash equivalents at end of period	$17,795	$19,303

Cash paid for interest	$13,001	$16,057

Cash paid for income taxes	$3,316	$224

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Notes to Financial Statements (unaudited)

Note 1. Basis of Presentation

National Waterworks, Inc. (“NWW” or the “Company”) is a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Holdings”).

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

Fiscal Year

The Company’s calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the three months ended June 25, 2004 and June 27, 2003 include thirteen weeks. The results for the six months ended June 25, 2004 and June 27, 2003 include twenty five weeks and two days and twenty five weeks and three days, respectively.

Recent Accounting Pronouncements

None

Note 2. Goodwill

The change in the carrying amount of goodwill for the six-month period ended June 25, 2004, is as follows:

Goodwill
(in thousands)
Balance at December 31, 2003	$456,080
Additional goodwill related to the acquisition of Midstate Utility Supply, Inc.	1,141

Balance at June 25, 2004	$457,221

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

Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
Product Category	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Pipe	$187,053	$128,700	$303,745	$239,984
Fittings	60,959	51,034	103,322	91,924
Valves	48,350	43,704	81,669	77,908
Meters	29,619	29,538	54,357	52,903
Fire Hydrants	24,036	20,694	40,633	35,856
Service and Repair Products	24,457	22,105	41,713	39,976
Other	43,244	34,648	71,803	62,157

	$417,718	$330,423	$697,242	$600,708

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

As previously discussed, on November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of USFDG, a wholly owned subsidiary of U.S. Filter, which is an indirect-wholly owned subsidiary of Veolia. The November 2002 acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. U.S. Filter and USFDG also agreed that, until November 22, 2012, U.S. Filter will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of U.S. Filter and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to USFDG and to the extent USFDG, U.S. Filter and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and U.S. Filter and in view of the indemnity by USFDG and U.S. Filter with respect to retained liabilities and the Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at June 25, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition of the Company as of June 25, 2004 and the results of operations for the three months and six months then ended. This information should be read in conjunction with the Company’s financial statements and the notes thereto contained herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

Overview

We are a leading distributor of water and wastewater transmission products in the United States. We distribute a full line of products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. In addition, we provide a broad array of value-added services such as project estimation, project management and product advice. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 133 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

Factors affecting our business

PVC Pipe Pricing. The price of PVC pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit dollars. PVC pipe products accounted for approximately 23% and 20% of our net sales in the three months ended June 25, 2004 and June 27, 2003, respectively, and 23% and 22% of our net sales in the six months ended June 25, 2004 and June 27, 2003, respectively. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2003, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.41, $0.36 and $0.34 per pound for the years ended December 31, 2003, 2002 (combined) and 2001, respectively, with our 2003 PVC purchase price ranging from a quarterly average of $0.39 to $0.44 per pound. Our purchase price of PVC pipe averaged $0.55 and $0.44 per pound for the three months ended June 25, 2004 and June 27, 2003, respectively, and $0.49 and $0.41 per pound for the six months ended June 25, 2004 and June 27, 2003, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales, with an offsetting increase in the volume of ductile iron pipe sales, in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

The impact of PVC pipe pricing on our gross profit dollars has been less pronounced than the impact on our net sales. Historically, we have been able to maintain our gross profit dollars on a given volume of PVC pipe sales, even when PVC pipe prices have fallen, as we have been able to pass through a majority of the increase or decrease in PVC pipe prices to our customers. The impact of PVC price changes is minimized because we sell the majority of our PVC pipe utilizing direct shipments from suppliers and target and achieve high turnover for PVC pipe sales out of our inventory. Gross margins, defined as gross profit dollars as a percentage of net sales, are affected by PVC price fluctuations because we focus on maintaining gross profit dollars to the extent possible even when net sales are impacted, and because of the effect that changes in the PVC pipe/ductile iron pipe product mix have on gross margins, given that PVC pipe typically carries a higher gross margin than ductile iron pipe.

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

Results of operations

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.1%	78.9%	80.0%	79.5%

Gross profit	19.9%	21.1%	20.0%	20.5%
Operating expenses:
Selling, general and administrative	11.3%	12.7%	12.2%	13.4%

Income before depreciation and amortization	8.6%	8.4%	7.8%	7.1%
Depreciation and amortization	0.1%	0.2%	0.2%	0.2%

Operating income	8.5%	8.2%	7.6%	6.9%
Other income (expense):
Interest expense, net	(2.0%)	(3.0)	(2.4%)	(3.3%)

Income before income taxes	6.5%	5.2%	5.2%	3.6%
Income tax expense	2.6%	2.1%	2.1%	1.4%

Net income	3.9%	3.1%	3.1%	2.2%

Three Months Ended June 25, 2004 versus Three Months Ended June 27, 2003

Net Sales. Net sales for the three months ended June 25, 2004 increased $87.3 million, or 26.4%, to $417.7 million from $330.4 million for the three months ended June 27, 2003. The increase reflects the pass through of price increases in principally all major product lines. Additionally, the increase reflects strong demand particularly evident in pipe products.

Cost of Goods Sold. Cost of goods sold for the three months ended June 25, 2004 increased $73.8 million, or 28.3%, to $334.7 million from $260.9 million for the three months ended June 27, 2003. The increase reflects the increase in net sales.

Gross Profit. As a result of the foregoing, gross profit for the three months ended June 25, 2004 increased $13.5 million, to $83.1 million from $69.6 million for the three months ended June 27, 2003. Our gross profit margin decreased to 19.9% for the 2004 period compared to 21.1% for the 2003 period. The decrease is primarily attributable to the increase in sales mix of lower-margin pipe products.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 25, 2004 increased $5.3 million, or 12.7%, to $47.1 million from $41.8 million for the three months ended June 27, 2003. This increase is primarily related to variable expenses associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 11.3% for the 2004 period compared to 12.7% for the 2003 period.

Operating Income. As a result of the foregoing, operating income for the three months ended June 25, 2004 increased $8.3 million, or 30.6%, to $35.4 million from $27.1 million for the three months ended June 27, 2003. As a percentage of net sales, operating income increased to 8.5% for the 2004 period from 8.2% for the 2003 period.

Interest Expense, Net. Interest expense, net for the three months ended June 25, 2004 decreased $1.6 million, or 15.8%, to $8.5 million from $10.1 million for the three months ended June 27, 2003. The decrease is primarily a result of lower applicable margins related to the August 2003 refinancing of the term loan under our senior credit facility.

Net Income. We reported net income of $16.2 million for the three months ended June 25, 2004, compared to $10.3 million for the three months ended June 27, 2003. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

Six Months Ended June 25, 2004 versus Six Months Ended June 27, 2003

Net Sales. Net sales for the six months ended June 25, 2004 increased $96.5 million, or 16.1%, to $697.2 million from $600.7 million for the six months ended June 27, 2003. The increase primarily reflects the pass through of price increases in principally all major product lines.

Cost of Goods Sold. Cost of goods sold for the six months ended June 25, 2004 increased $80.0 million, or 16.7%, to $557.7 million from $477.7 million for the six months ended June 27, 2003. The increase reflects the increase in net sales. This increase is partially offset by the recognition of the final $4.0 million inventory revaluation recognized in the 2003 period related to the acquisition of USFDG. The 2003 period also reflects a $1.4 million reduction in cost of goods sold from the adoption of EITF issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor . As a percentage of net sales, cost of goods sold increased to 80.0% for the 2004 period compared to 79.5% for the 2003 period.

Gross Profit. As a result of the foregoing, gross profit for the six months ended June 25, 2004 increased $16.5 million, to $139.5 million from $123.0 million for the six months ended June 27, 2003. Our gross profit margin decreased to 20.0% for the 2004 period compared to 20.5% for the 2003 period as a result of the foregoing factors as well as an increase in sales mix of lower-margin pipe products.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 25, 2004 increased $4.7 million, or 5.8%, to $85.2 million from $80.5 million for the six months ended June 27, 2003. This increase is primarily related to variable expenses associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 12.2% for the 2004 period compared to 13.4% for the 2003 period.

Operating Income. As a result of the foregoing, operating income for the six months ended June 25, 2004 increased $12.0 million, or 29.1%, to $53.2 million from $41.2 million for the six months ended June 27, 2003. As a percentage of net sales, operating income increased to 7.6% for the 2004 period from 6.9% for the 2003 period.

Interest Expense, Net. Interest expense, net for the six months ended June 25, 2004 decreased $2.7 million to $16.8 million from $19.5 million for the six months ended June 27, 2003. The decrease is primarily a result of lower applicable margins related to the August 2003 refinancing of the term loan under our senior credit facility.

Net Income. We reported net income of $21.9 million for the six months ended June 25, 2004, compared to $13.0 million for the six months ended June 27, 2003. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

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

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $131.2 million at June 25, 2004 compared to net working capital of $115.2 million at December 31, 2003. The increase in net working capital is primarily attributable to the seasonal nature of our business resulting in a combined increase in accounts receivable and inventories exceeding the increase in accounts payable.

Net cash provided by operating activities for the six months ended June 25, 2004 was $15.7 million compared to net cash used in operating activities for the six months ended June 27, 2003 of $15.0 million. In addition to improved operating results, the change in net cash related to operating activities in 2004 compared to 2003 was primarily attributable to the seasonal increase in accounts payable exceeding the increase in inventories as result of rising PVC prices and improved vendor payment terms. The net effect of the increase in accounts payable and inventories were partially offset by the increase in accounts receivable related to higher sales volume in 2004.

Net cash used in investing activities for the six months ended June 25, 2004 and June 27, 2003 was $2.0 million and $3.5 million, respectively. Net cash used in investing activities for the six months ended June 25, 2004 reflected the acquisition of Midstate Utility Supply, Inc. for a net consideration of approximately $2.0 million. Net cash used in investing activities for the period ended June 27, 2003 reflected the post-closing purchase price adjustment of $3.1 million paid to USFDG, related to the level of our working capital at the time of closing of the USFDG acquisition.

Net cash used in financing activities for the six months ended June 25, 2004 and June 27, 2003 was $14.6 million and $2.1 million, respectively. Net cash used in the 2004 period included $10.9 million in dividend distributions and a $3.7 million principal payment on the term loan. The 2003 period included a $1.0 million cash equity investment in Holdings, by one of our and Holdings’ directors, who had not made an investment in Holdings at the time the NWW acquisition was consummated. Holdings made a concurrent $1.0 million capital contribution to the Company. Additionally, 2003 included a $2.5 million principal payment on the term loan.

Our senior credit facility, as amended, consists of a $245.0 million term loan facility (originally $250.0 million), of which $236.3 million was outstanding at June 25, 2004, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at June 25, 2004, however approximately $4.1 million of the availability under the revolving credit facility was used to support outstanding letters of credit. We repaid $3.75 million of the term loan on June 30, 2004. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs, subject to the negative covenants set forth in our senior credit facility. The revolving credit facility will mature on

November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly and at maturity during 2009. In addition, we are required to make annual mandatory prepayments of the term loans (or, if no term loans are outstanding, revolving loans) under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the applicable fiscal year is not greater than 4:0 to 1:0. The term loans (or, if no term loans are outstanding, revolving loans) are also subject to mandatory prepayments in an amount equal to (i) 75% of the net cash proceeds from certain equity issuances by us or our subsidiaries (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus an applicable margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At June 25, 2004, the interest rate on the term loan was 3.86% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the existing lenders thereunder, so long as no default or event of default under the senior credit facility has occurred and is continuing or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain senior leverage ratios. Our senior credit facility provides that we can pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios and other conditions. Holdings can use the amount of such dividend for certain purposes including to pay a dividend on its capital stock. In addition, the aggregate amount of dividends paid pursuant to the provision referred to in the preceding sentence may not exceed $110.0 million in total, and may not exceed $45.0 million in fiscal year 2003 and $40.0 per fiscal year thereafter, provided that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year.

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

The senior credit facility and the indenture for the notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at June 25, 2004. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic and, to the extent that no material adverse tax consequences would result, foreign subsidiaries, if any. We do not currently have any subsidiaries.

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

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 1 to the financial statements included in Item 1 to this report.

Related Party Transactions

None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (''LIBOR’’) or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of June 25, 2004, we had $200.0 million principal amount of fixed-rate debt represented by our senior subordinated notes and $236.3 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $3.75 million of the term loan on June 30, 2004. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which approximately $4.1 million was used to support outstanding letters of credit at June 25, 2004. Based on the amount outstanding under the term loans at June 25, 2004, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.4 million increase in annual interest expense. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see ''Factors affecting our business-PVC Pipe Pricing’’ in Item 2 above.

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

There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended March 26, 2004.

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

(b) Reports on Form 8-K

On May 3, 2004 the Company filed a Current report on Form 8-K reporting that (i) a press release was issued regarding the Company’s financial results for the quarter ended March 26, 2004 under Item 7 and Item 12 and (ii) a press release was issued announcing the declaration of a cash dividend under Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WATERWORKS, INC.

Date: August 3, 2004	By:	/s/ Harry K. Hornish, Jr.
Harry K. Hornish, Jr.
President and Chief Executive Officer

Date: August 3, 2004	By:	/s/ Mechelle Slaughter
Mechelle Slaughter
Chief Financial Officer