Form 10-Q
period 2004-09-24
NATIONAL WATERWORKS INC
filed 2004-10-29
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 333-102430

National Waterworks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	05-0532711 (I.R.S. Employer Identification No.)

200 West Highway 6
Suite 620
Waco, Texas 76712
(Address of Principal Executive Offices) (Zip Code)

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

☒Yes      ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐Yes      ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of	October 29, 2004
$.01 Par Value	100

National Waterworks, Inc.
Form 10-Q
Index

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of September 24, 2004 (unaudited) and December 31, 2003	3
Statements of Operations for the Three Months and Nine Months Ended September 24, 2004 and September 26, 2003 (unaudited)	4
Statements of Cash Flows for the Nine Months Ended September 24, 2004 and September 26, 2003 (unaudited)	5
Notes to Financial Statements (unaudited)	6-8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17
SIGNATURES	18
CERTIFICATIONS	19-22
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Waterworks, Inc.

Balance Sheets
(in thousands)

	September 24,
	2004	December 31,
	(unaudited)	2003
Assets
Current assets:
Cash and cash equivalents	$28,245	$18,702
Trade accounts receivable, net	285,064	188,476
Inventories	125,007	90,739
Other current assets	2,068	2,689

Total current assets	440,384	300,606
Property and equipment, net	19,569	20,523
Goodwill	457,221	456,080
Deferred financing fees, net	21,459	24,141
Other assets	2,589	1,607

	$941,222	$802,957

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$205,678	$115,038
Current installments of long-term debt	15,000	15,000
Accrued compensation and benefits	26,974	27,036
Other accrued expenses	26,204	9,677

Total current liabilities	273,856	166,751
Long-term debt, excluding current installments	417,500	425,000
Deferred income taxes	19,562	10,059
Other long term liabilities	2,717	1,674

Total liabilities	713,635	603,484
Commitments and Contingencies	—	—
Stockholder’s Equity:
Common stock, par value $.01 per share; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	199,550	199,473
Retained earnings	28,037	—

Total stockholder’s equity	227,587	199,473

	$941,222	$802,957

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statement of Operations (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales	$425,851	$358,532	$1,123,093	$959,239
Cost of goods sold	338,685	283,168	896,426	760,836

Gross profit	87,166	75,364	226,667	198,403
Operating expenses:
Selling, general and administrative	49,837	43,521	135,025	124,020

Income before depreciation and amortization	37,329	31,843	91,642	74,383
Depreciation and amortization	524	608	1,603	1,974

Operating income	36,805	31,235	90,039	72,409
Other income (expense):
Interest expense, net	(8,781)	(10,368)	(25,544)	(29,908)
Other	(13)	(58)	152	(70)

Income before income taxes	28,011	20,809	64,647	42,431
Income tax expense	11,392	8,323	26,142	16,972

Net income (loss)	$16,619	$12,486	$38,505	$25,459

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended
	September 24, 2004	September 26, 2003
Cash flows from operating activities:
Net income	$38,505	$25,459
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,503	11,835
Amortization of deferred financing fees	2,682	1,946
Non-cash stock compensation expense	497	—
Depreciation and amortization	1,603	1,974
Gain on disposal of equipment	(231)	(37)
Provision for doubtful accounts	1,474	969
Changes in operating assets and liabilities, net of businesses acquired:
Trade accounts receivable	(96,946)	(61,138)
Inventories	(33,369)	(7,846)
Other current assets	604	1,224
Other assets	(971)	(1,309)
Trade accounts payable	89,419	41,552
Accrued compensation and benefits	(62)	803
Other accrued expenses	16,527	10,626
Other long term liabilities	1,043	1,389

Net cash provided by operating activities	30,278	27,447

Cash flows from investing activities:
Capital expenditures	(927)	(1,444)
Additional NWW acquisition costs	—	(3,224)
Business acquisitions	(1,992)	—
Proceeds from sales of property and equipment	572	623

Net cash used in investing activities	(2,347)	(4,045)

Cash flows from financing activities:
Equity investment by Holdings	—	1,000
Dividend distribution	(10,888)	—
Financing fees	—	(5,482)
Principal payments on long-term debt	(7,500)	(5,000)

Net cash used in financing activities	(18,388)	(9,482)

Net increase in cash and cash equivalents	9,543	13,920
Cash and cash equivalents at beginning of period	18,702	39,888

Cash and cash equivalents at end of period	$28,245	$53,808

Cash paid for interest	$15,433	$22,985

Cash paid for income taxes	$11,271	$845

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

The information contained in the accompanying notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements, and related notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Fiscal Year

The Company’s calendar year begins on January 1 of the year stated and ends on December 31 of that same year. The Company reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the three months ended September 24, 2004 and September 26, 2003 include thirteen weeks. The results for the nine months ended September 24, 2004 and September 26, 2003 include thirty-eight weeks and two days and thirty-eight weeks and three days, respectively.

Recent Accounting Pronouncements

None.

Note 2. Goodwill

The change in the carrying amount of goodwill for the nine-month period ended September 24, 2004, is as follows:

Goodwill
(in thousands)
B Balance at December 31, 2003	$456,080
Additional goodwill related to the acquisition of Midstate Utility Supply, Inc.	1,141

Balance at September 24, 2004	$457,221

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

Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
Product Category	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Pipe	$184,273	$144,717	$487,760	$384,545
Fittings	63,792	55,040	167,110	146,958
Valves	49,584	43,557	131,221	121,448
Meters	30,600	29,028	85,131	82,080
Fire Hydrants	26,906	23,391	67,540	59,252
Service and Repair Products	25,985	25,362	67,678	65,334
Other	44,711	37,437	116,653	99,622

	$425,851	$358,532	$1,123,093	$959,239

All revenues are derived from customers domiciled in the United States, there are no long-lived assets located outside of the United States, and no single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

Note 4. Acquisitions and Divestitures

On February 9, 2004, NWW acquired substantially all of the assets and certain liabilities of Midstate Utility Supply, Inc. for an aggregate purchase price of approximately $2.0 million. This acquisition was accounted for by the purchase method: accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of purchase price resulted in approximately $1.1 million of goodwill acquired.

Since this acquisition is not material to the financial statements, pro forma results of operations are not presented.

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

In November 2002, NWW entered into a management agreement with J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (“Sponsors”). Each Sponsor and its respective affiliates own 43.1% of the outstanding common stock of Holdings. Under the management agreement, the Sponsors agreed to provide NWW with financial advisory and other services. NWW pays each Sponsor an annual management fee in the amount of $0.5 million. Quarterly payments under such agreement began July 1, 2004. The management agreement continues until terminated by either Sponsor in accordance with its terms. Upon termination under certain conditions, each Sponsor will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to the Sponsor for the 10-year period commencing on the date of termination.

Certain of the Company’s predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe was primarily used in water and sewage applications where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

As previously discussed, on November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of USFDG, a wholly owned subsidiary of U.S. Filter, which is an indirect-wholly owned subsidiary of Veolia. The November 2002 acquisition was structured as an asset purchase, and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. U.S. Filter and USFDG also agreed that, until November 22, 2012, U.S. Filter will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of U.S. Filter and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to USFDG and to the extent USFDG, U.S. Filter and Veolia are unable to fulfill their contractual obligations. Since the asbestos claims were retained by USFDG and U.S. Filter, and in view of the indemnity by USFDG and U.S. Filter with respect to retained liabilities and the Veolia guarantee, management of NWW believes that it has no liability related to asbestos claims at September 24, 2004.

Note 6. Subsequent Event

On October 29, 2004 Holdings issued $250.0 million of unsecured senior notes for the purpose of returning capital to its existing equity holders. These notes mature January 1, 2014 and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings option. In connection therewith, we executed a Third Amendment to our senior credit facility on October 26, 2004. This amendment, among other things, provides for reduced pricing on the term loan and increases the amount of limited dividends and distributions we can pay to Holdings. Though not obligated to do so, the Company may pay such dividends and distributions to Holdings to service interest payments on the unsecured notes. The reduced pricing includes an immediate reduction in the term loan applicable margin with a step-down provision upon the Company achieving certain financial ratios. The aggregate amount of dividends that can be paid to Holdings, contingent upon meeting certain financial covenants and ratios and other conditions, will refresh effective January 1, 2005 to $125.0 million in total. The $40.0 million per fiscal year restriction with the provision that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year remains unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition of the Company as of September 24, 2004 and the results of operations for the three months and nine months then ended. This information should be read in conjunction with the Company’s financial statements and the notes thereto contained herein and in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Unless the context otherwise requires, “we,” “us”, “our” and National Waterworks refer to National Waterworks, Inc., a Delaware corporation.

This report contains forward-looking statements such as statements regarding the Company’s future growth and profitability, growth strategy and trends in the industry in which the Company operates. Forward-looking statements are only predictions and are not guarantees of performance, and include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the Company’s control. You should read this report in conjunction with the more detailed risks included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and other Company filings with the Securities and Exchange Commission. The Company believes its forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on the Company’s current assumptions and expectations. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update publicly any of them in light of new information or future events.

Overview

We are a leading distributor of water and wastewater transmission products in the United States. We distribute a full line of products including pipe, fittings, valves, meters, service and repair products, fire hydrants and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. In addition, we provide a broad array of value-added services such as project estimation, project management and product advice. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 134 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are split approximately evenly between publicly-funded and privately-funded sales.

Factors affecting our business

PVC Pipe Pricing. The price of PVC pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and, to a lesser extent, in our gross profit dollars. PVC pipe products accounted for approximately 21% and 20% of our net sales in the three months ended September 24, 2004 and September 26, 2003, respectively, and 22% and 21% of our net sales in the nine months ended September 24, 2004 and September 26, 2003, respectively. The purchase price of PVC pipe ranged from $0.29 to $0.60 per pound between 1997 and 2003, which we believe to be the most recent peak to trough period. Our purchase price of PVC pipe averaged $0.41, $0.36 and $0.34 per pound for the years ended December 31, 2003, 2002 (combined) and 2001, respectively, with our 2003 PVC purchase price ranging from a quarterly average of $0.39 to $0.44 per pound. Our purchase price of PVC pipe averaged $0.56 and $0.39 per pound for the three months ended September 24, 2004 and September 26, 2003, respectively, and $0.51 and $0.41 per pound for the nine months ended September 24, 2004 and September 26, 2003, respectively. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. In general, we can experience a decline in the volume of PVC pipe sales, with an offsetting increase in the volume of ductile iron pipe sales, in periods of higher PVC pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

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

Seasonality. Given the seasonal nature of construction activity in many regions of the United States, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. We believe that our significant operations in more mild southern climates moderate our seasonality. Historically, consistent with annual construction seasonality, our net sales are typically higher during our second and third quarters as compared to the first and fourth quarters. In addition, we typically generate cash from a reduction in net working capital in the fourth quarter of each year and utilize cash from operations to fund increases in net working capital in the first and second quarter of each year.

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

Results of operations

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.5%	79.0%	79.8%	79.3%

Gross profit	20.5%	21.0%	20.2%	20.7%
Operating expenses:
Selling, general and administrative	11.7%	12.1%	12.0%	12.9%

Income before depreciation and amortization	8.8%	8.9%	8.2%	7.8%
Depreciation and amortization	0.1%	0.2%	0.2%	0.2%

Operating income	8.7%	8.7%	8.0%	7.6%
Other income (expense):
Interest expense, net	(2.1%)	(2.9%)	(2.3%)	(3.1%)

Income before income taxes	6.6%	5.8%	5.7%	4.5%
Income tax expense	2.7%	2.3%	2.3%	1.8%

Net income	3.9%	3.5%	3.4%	2.7%

Three Months Ended September 24, 2004 versus Three Months Ended September 26, 2003

Net Sales. Net sales for the three months ended September 24, 2004 increased $67.4 million, or 18.8%, to $425.9 million from $358.5 million for the three months ended September 26, 2003. The increase reflects the pass through of price increases in principally all major product lines, combined with continued strong demand.

Cost of Goods Sold. Cost of goods sold for the three months ended September 24, 2004 increased $55.5 million, or 19.6%, to $338.7 million from $283.2 million for the three months ended September 26, 2003. The increase reflects the increase in net sales.

Gross Profit. As a result of the foregoing, gross profit for the three months ended September 24, 2004 increased $11.8 million, to $87.2 million from $75.4 million for the three months ended September 26, 2003. Our gross profit margin decreased to 20.5% for the 2004 period compared to 21.0% for the 2003 period. The decrease is primarily attributable to the increase in sales mix of lower-margin pipe products.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 24, 2004 increased $6.3 million, or 14.5%, to $49.8 million from $43.5 million for the three months ended September 26, 2003. This increase is primarily related to variable expenses associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 11.7% for the 2004 period compared to 12.1% for the 2003 period.

Operating Income. As a result of the foregoing, operating income for the three months ended September 24, 2004 increased $5.6 million, or 17.9%, to $36.8 million from $31.2 million for the three months ended September 26, 2003. As a percentage of net sales, operating income remained unchanged at 8.7%.

Interest Expense, Net. Interest expense, net for the three months ended September 24, 2004 decreased $1.6 million, or 15.4%, to $8.8 million from $10.4 million for the three months ended September 26, 2003. The decrease is primarily a result of lower applicable margins related to the August 2003 refinancing of the term loan under our senior credit facility and a lower principal balance under the term loan as a result of scheduled amortization.

Net Income. We reported net income of $16.6 million for the three months ended September 24, 2004, compared to $12.5 million for the three months ended September 26, 2003. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

Nine Months Ended September 24, 2004 versus Nine Months Ended September 26, 2003

Net Sales. Net sales for the nine months ended September 24, 2004 increased $163.9 million, or 17.1%, to $1,123.1 million from $959.2 million for the nine months ended September 26, 2003. The increase reflects the pass through of price increases in principally all major product lines, combined with increased volume brought by strong demand.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 24, 2004 increased $135.6 million, or 17.8%, to $896.4 million from $760.8 million for the nine months ended September 26, 2003. The increase reflects the increase in net sales. This increase is partially offset by the recognition of the final $4.0 million inventory revaluation recognized in the 2003 period related to the acquisition of USFDG. The 2003 period also reflects a $1.5 million reduction in cost of goods sold from the adoption of EITF issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. As a percentage of net sales, cost of goods sold increased to 79.8% for the 2004 period compared to 79.3% for the 2003 period.

Gross Profit. As a result of the foregoing, gross profit for the nine months ended September 24, 2004 increased $28.3 million, to $226.7 million from $198.4 million for the nine months ended September 26, 2003. Our gross profit margin decreased to 20.2% for the 2004 period compared to 20.7% for the 2003 period as a result of the foregoing factors as well as an increase in sales mix of lower-margin pipe products.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 24, 2004 increased $11.0 million, or 8.9%, to $135.0 million from $124.0 million for the nine months ended September 26, 2003. This increase is primarily related to variable expenses associated with the net sales increase. As a percentage of net sales, selling, general and administrative expenses were 12.0% for the 2004 period compared to 12.9% for the 2003 period.

Operating Income. As a result of the foregoing, operating income for the nine months ended September 24, 2004 increased $17.6 million, or 24.3%, to $90.0 million from $72.4 million for the nine months ended September 26, 2003. As a percentage of net sales, operating income increased to 8.0% for the 2004 period from 7.6% for the 2003 period.

Interest Expense, Net. Interest expense, net for the nine months ended September 24, 2004 decreased $4.4 million to $25.5 million from $29.9 million for the nine months ended September 26, 2003. The decrease is primarily a result of lower applicable margins related to the August 2003 refinancing of the term loan under our senior credit facility.

Net Income. We reported net income of $38.5 million for the nine months ended September 24, 2004, compared to $25.5 million for the nine months ended September 26, 2003. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

Liquidity and Capital Resources

Our primary cash requirements are to make interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility. In addition, the USFDG acquisition by NWW was structured as an asset acquisition which will allow us to deduct for tax purposes, on a straight-line basis over 15 years, the related goodwill. We expect that this amortization will result in significant cash tax savings.

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $138.3 million at September 24, 2004 compared to net working capital of $115.2 million at December 31, 2003. The increase in net working capital is primarily attributable to the seasonal nature of our business resulting in a combined increase in accounts receivable and inventories exceeding the increase in accounts payable.

Net cash provided by operating activities for the nine months ended September 24, 2004 and September 26, 2003 was $30.3 million and $27.4 million, respectively. The change was primarily attributable to improved operating results, which were partially offset by the increase in working capital requirements related to higher sales volume in 2004.

Net cash used in investing activities for the nine months ended September 24, 2004 and September 26, 2003 was $2.3 million and $4.0 million, respectively. Net cash used in investing activities for the nine months ended September 24, 2004 reflected the acquisition of Midstate Utility Supply, Inc. for a net consideration of approximately $2.0 million. Net cash used in investing activities for the nine months ended September 26, 2003 reflected the post-closing purchase price adjustment of $3.1 million paid to USFDG, related to the level of our working capital at the time of closing of the USFDG acquisition.

Net cash used in financing activities for the nine months ended September 24, 2004 and September 26, 2003 was $18.4 million and $9.5 million, respectively. Net cash used in the 2004 period included $10.9 million in dividend distributions and $7.5 million in principal payments on the term loan. The 2003 period included a $1.0 million cash equity investment in Holdings, by one of our and Holdings’ directors, who had not made an investment in Holdings at the time the NWW acquisition was consummated. Holdings made a concurrent $1.0 million capital contribution to the Company. Additionally, 2003 included $5.0 million in principal payments on the term loan and a $4.9 million call premium related to the August 2003 refinancing of the term loan under our senior credit facility.

Our senior credit facility, as previously amended (Second Amendment to the Credit Agreement), consists of a $245.0 million term loan facility (originally $250.0 million), of which $232.5 million was outstanding at September 24, 2004, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at September 24, 2004, however approximately $4.3 million of the availability under the revolving credit facility was used to support outstanding letters of credit. We repaid $3.75 million of the term loan on September 30, 2004. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs, subject to the negative covenants set forth in our senior credit facility. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly and at maturity during 2009. In addition, we are required to make annual mandatory prepayments of the term loans (or, if no term loans are outstanding, revolving loans) under the senior credit facility in an amount equal to 75% of Excess Cash Flow (as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts) or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the applicable fiscal year is not greater than 4:0 to 1:0. The term loans (or, if no term loans are outstanding, revolving loans) are also subject to mandatory prepayments in an amount equal to (i) 75% of the net cash proceeds from certain equity issuances by us or our subsidiaries (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowings under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus an applicable margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At September 24, 2004, the interest rate on the term loan was 4.3% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the existing lenders thereunder, so long as no default or event of default under the senior credit facility has occurred and is continuing or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain consolidated senior leverage ratios. Our senior credit facility provides that we can pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios and other conditions. Holdings can use the amount of such dividend for certain purposes including to pay a dividend on its capital stock. In addition, the aggregate amount of dividends paid pursuant to the provision referred to in the preceding sentence (i) may not exceed $40.0 million in any fiscal year (any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year) and (ii) pursuant to the amendment referred to in the following paragraph, the aggregate amount of such dividends made on or after January 1, 2005 may not exceed $125.0 million in total..

On October 29, 2004 Holdings issued $250.0 million of unsecured senior notes for the purpose of returning capital to its existing equity holders. These notes mature January 1, 2014 and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings option. In connection therewith, we executed a Third Amendment to our senior credit facility on October 26, 2004. This amendment, among other things, provides for reduced pricing on the term loan and increases the amount of limited dividends and distributions we can pay to Holdings as described above. Though not obligated to do so, the Company may pay such dividends and distributions to Holdings to service interest payments on the unsecured notes. The reduced pricing includes an immediate reduction in the term loan applicable margin with a step-down provision upon the Company achieving certain financial ratios. The aggregate amount of dividends that can be paid to Holdings, contingent upon meeting certain financial covenants and ratios and other conditions, will refresh effective January 1, 2005 to $125.0 million in total. The $40.0 million per fiscal year restriction with the provision that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year remains unchanged.

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

The senior credit facility and the indenture for the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at September 24, 2004. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic and, to the extent that no material adverse tax consequences would result, foreign subsidiaries, if any. We do not currently have any subsidiaries.

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

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (''LIBOR’’) or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of September 24, 2004, we had $200.0 million principal amount of fixed-rate debt represented by our senior subordinated notes and $232.5 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. We repaid $3.75 million of the term loan on September 30, 2004. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which approximately $4.3 million was used to support outstanding letters of credit at September 24, 2004. Based on the amount outstanding under the term loans at September 24, 2004, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.3 million increase in annual interest expense. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets. For a discussion of the effect of PVC pipe price changes on our business, see ''Factors affecting our business—PVC Pipe Pricing’’ in Item 2 above.

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

There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since the Company last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended June 25, 2004.

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

NATIONAL WATERWORKS, INC.

Date: October 29, 2004	By:	/s/ Harry K. Hornish, Jr.

Harry K. Hornish, Jr.
President and Chief Executive Officer

Date: October 29, 2004	By:	/s/ Mechelle Slaughter

Mechelle Slaughter
Chief Financial Officer