Form 10-K
period 2004-12-31
NATIONAL WATERWORKS INC
filed 2005-03-03
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 333-102430

NATIONAL WATERWORKS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0532711
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Highway 6, Suite 620, Waco, Texas 76712	76712
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (254) 772-5355

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate value of the common stock held by non-affiliates of the registrant as of June 30, 2004 (based upon the book value per share of the common stock) was $0.00.

     As of March 2, 2005, the registrant had 100 shares of common stock outstanding.

     Documents Incorporated by Reference: None

NATIONAL WATERWORKS, INC.

FORM 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, the words “we,” “us,” “our” and “National Waterworks” refer to National Waterworks, Inc., a Delaware corporation.

     This report contains forward-looking statements such as statements regarding our future growth and profitability, growth strategy and trends in the industry in which we operate. Forward-looking statements are only predictions and are not guarantees of performance, and include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” or similar expressions. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions, including the factors set forth under the caption “Risk Factors” in Item 7 of this report, many of which are beyond our control. We believe our forward-looking statements are reasonable; however, you should not place undue reliance on any forward-looking statements, which are based on our current assumptions and expectations. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

ITEM 1. BUSINESS

General

     We are a leading distributor of water and wastewater transmission products in the United States. We distribute a full line of products including pipe, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 135 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, we estimate that our net sales are divided approximately evenly between publicly-funded and privately-funded projects.

     In 2004, we purchased products from approximately 3,500 suppliers and sold to over 26,000 customers. We offer both our suppliers and customers essential services by providing customers with a single source for water and wastewater transmission products, which substantially reduces their need to manage inventory and multiple vendor relationships. None of our suppliers offers a complete waterworks product line and the majority lack the scale, expertise and infrastructure (including a large, local sales force) to service the broad customer base directly. Additionally, by aggregating the supply of our products, we relieve our suppliers of the need to maintain a local inventory and a local sales force and the related credit and accounts receivable functions.

     Our branches compete on a local basis and benefit from our large scale and national coverage. We empower and create incentives for our branch managers to customize product and service offerings in response to the needs of local customers and to adapt to changing local market dynamics, within the pricing and purchasing parameters established by senior management. We believe that this strategy promotes an entrepreneurial approach at the branch level while maintaining appropriate management control and pricing discipline through our entire network. Our branches are operated by managers and sales personnel with significant industry expertise, local knowledge and long-standing customer relationships. Our customized IT system supports our sales personnel and provides benefits to our customers, including expedited project estimation and bid preparation; real-time pricing, availability and order status information; on-line ordering and purchase processing; and material and project management. At the same time, our single IT system provides detailed operating data on a daily basis at the branch and customer levels which allows our branch and senior management to closely monitor branch operating performance. Our preferred vendor programs typically include volume purchase incentives and other benefits, including cash discounts and extended payment terms. In 2004, over 80% of our purchases were under preferred vendor programs and we continue to establish or enhance these relationships with new and existing suppliers.

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

     We have continued to increase our revenues through organic growth and new branch openings, as well as through selected strategic acquisitions. Since the beginning of 2000, we have opened or acquired 16 new branches, while closing or consolidating 21 branches in order to eliminate branch overlap due to acquisitions and to improve our profitability and return on managed assets. We identify acquisition opportunities that allow us to expand our local market positions, geographic coverage or local product lines. As we have expanded our branch network, we have also broadened our product mix to meet the demands of customers in our diverse local markets.

Business Operations

     Regional Organization and Branch Network. We are organized geographically into six different regions in the United States (Midwest, Southwest, Pacific, Southeast, Mid-South and Mid-Continent). While we are organized regionally, our distribution network operates on a branch system. Each region has 16 to 30 branches and a regional vice president responsible for overall sales and operations. This regional structure enables us to address the specific management, strategic, operational and other needs of each region.

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

     The majority of our district/branch managers have spent substantially all of their careers in their local markets. Given our managers’ strong industry and local expertise, they are empowered to manage their own customer relationships, sales force and other personnel, pricing for product sales and purchases (within company-wide parameters), inventory and other activities. While branches benefit from this expertise and entrepreneurship, they also benefit from being part of our nationwide network. At the corporate level, we:

•	set overall financial, operating and strategic goals and parameters, including pricing guidelines and working capital management;

•	support our branches with services such as IT, credit, human resources, finance, accounting and legal;

•	negotiate preferred vendor purchasing programs;

•	provide tools that support value-added customer services;

•	provide training and operational support; and

•	help branches meet their goals by transferring best practices and providing other management assistance.

     Branch Operations. A branch’s organization varies depending on its size. Our branches averaged over $11 million of net sales in 2004. A typical branch consists of 9-12 people, including a branch manager, a branch operations manager, outside sales personnel, inside sales personnel and support/warehouse personnel. In larger branches, the staff may also include a sales manager, a purchasing manager and/or an estimator. When several branches are in close proximity to each other, a district manager may oversee such branches as opposed to having individual managers at each branch. In these cases, the branch operations managers in that district tend to be more senior and experienced managers. Each branch customizes its product and service offerings based on its local market. A typical branch offers 2,400 to 3,000 products and stocks 1,000 to 1,600 items.

     We receive our orders from customers either directly or through negotiated or competitive bids, which are typically evaluated based on service, availability, reliability and price. A new order or bid is either generated by, or input into, our IT system for scheduling, inventory management, ordering from a supplier (if necessary) and billing. Products are delivered either from the relevant branch’s inventory, another branch’s inventory or in the case of large or long-lead time orders, directly from the manufacturer to the customer (“direct” sales). Direct sales accounted for approximately 36% of our net sales in 2004. Direct sales and the ability to access other branches’ inventory allow our branches to reduce their inventory and the related holding and handling costs. In addition, our IT system automatically generates recommended purchasing reports to replenish our inventory as products are sold.

Products and Service Overview

     Products

     A typical waterworks system is comprised of many components, including reservoirs and other water sources, water treatment plants and pumping stations, wastewater treatment plants and residential and commercial customers. We distribute products that comprise the water and wastewater transmission network within the waterworks system. Our primary products include pipe, fittings, valves, meters, fire hydrants and service and repair products. We also offer other complementary products for waterworks construction and maintenance/repair. Typically, our gross margin percentages on pipe products are lower than our gross margin percentages for other product lines.

     Pipe. Piping products are our primary waterworks product and generate the greatest portion of our net sales, approximately 44% in 2004. Given the relatively large size and weight of pipe and typically large size of pipe orders, the majority of our pipe sales are shipped directly from the manufacturer to the customer, which reduces our handling costs, inventory and exposure to changes in raw material prices. We distribute a broad range of pipe made from different materials, including polyvinyl chloride (PVC), ductile iron, copper, polyethylene and high-density polyethylene (HDPE). PVC and ductile iron are the most commonly used types of pipe and account for the majority of our pipe sales.

     Fittings. Fittings are used to connect pipe to other pipe sections, valves and other devices. Fittings complement our broad pipe products line with high customer overlap. In 2004, fittings accounted for approximately 15% of our net sales. We distribute a broad range of fittings made from PVC, ductile iron, and to a lesser extent, copper, brass and HDPE.

     Valves. Valves are used to control the flow of water and wastewater within transmission networks and, similar to fittings, complement our other product offerings. In 2004, valves accounted for approximately 11% of our net sales.

Besides an array of standard valves, we also distribute backflow preventers, which primarily prevent reverse flow of liquid in the water system.

     Meters and Fire Hydrants. In 2004, meters and fire hydrants accounted for approximately 8% and 6% of our net sales, respectively. Meters measure the amount of liquid that flows through pipes and are critical to municipalities and other water and wastewater system operators for billing purposes. New meter technology, such as the ability to receive data electronically, and the importance of water-related revenues to municipalities has led to growth in meter sales. Fire hydrants are critical to firefighting activities and the protection of public safety.

     Service and Repair Products. Our service and repair products include water cut-off devices, clamps, and other products. In 2004, these products accounted for approximately 6% of our net sales. Local availability and timely delivery of these products are critical to meeting customer needs because many of these products are used for emergency repairs.

     Other Products. We offer other complementary products that are necessary for water and wastewater systems or allow us to be a full product supplier to our customers. These products accounted for approximately 10% of our net sales in 2004. Examples include access boxes that protect valves and meters from theft, damage, or destruction; iron castings, including grates and manhole covers, which fit into or on top of waterworks structures; and tools specific to waterworks construction and maintenance, as well as general hand tools.

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

     Customer Service

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

     We also leverage our sophisticated IT system to provide superior customer service. The IT system is specifically designed to provide our customers and our sales force with direct, quick, accurate and convenient access to data (including product pricing and availability and past and current order information) in a variety of electronic media (on-line, fax, email, electronic data interchange and spreadsheet). Our sales representatives can access our IT system either from their desktop computer or remotely from laptop computers and transmit and receive updated information on a real-time basis. Our customers have access to their accounts and our product and service offerings over a secure and real-time Internet system.

Customers

     We have a diversified customer base, which minimizes our exposure to any particular customer, customer type or region. Substantially all of our customers are local in nature and include municipalities, public works contractors who serve municipalities, private waterworks contractors who perform residential, commercial and industrial construction projects and industrial customers. These sectors are affected by different macroeconomic variables, which we believe reduces our exposure to adverse conditions in any particular sector. In 2004, we served approximately 9,000 municipal customers and 17,500 contractor and industrial/other customers. During 2004, over 80% of our net sales were to customers who purchased products from us in each of the last three years. We have established long-term relationships with the majority of our customers, but no single customer accounted for more than 1% of our net sales during 2004. Additionally, the largest of our regions accounted for approximately 22% of our net sales during 2004.

Suppliers and Preferred Vendor Programs

     We purchase products from approximately 3,500 suppliers and substantially all of our primary suppliers have supplied us for over ten years. We utilize multiple suppliers for substantially all of our products and purchase from both national suppliers and local or regional suppliers, which allows our branch managers to customize their product offering for their local markets. Our largest supplier accounted for approximately $168 million, or 13%, of product purchases in 2004. The products we purchase from this supplier are also sourced from other suppliers.

     We have established preferred vendor programs to more effectively leverage our purchasing power with suppliers. As part of this effort, we have significantly reduced our supplier base, which has resulted in stronger strategic relationships with a core group of vendors, more reliable deliveries and better purchasing terms. Our preferred vendor programs typically include volume purchase incentives and other benefits, including cash discounts and extended payment terms. Approximately 130 of our suppliers have attained preferred vendor status and we continue to establish or enhance these relationships with new and existing suppliers. In 2004, we purchased over 80% of our products from these preferred vendors.

Marketing and Sales

     We have over 250 sales representatives experienced in the water and wastewater transmission products distribution sector. These sales representatives have in-depth product and technical knowledge, significant local experience and long-term customer relationships, all of which are critical to our success. In addition, we believe that our leading market position, high-quality service offering and innovative compensation program result in low turnover rates among our sales force.

     Our field sales representatives are based at branches and are responsible for generating sales, providing all of our basic and value-added services to customers and establishing new customer relationships. These sales representatives are highly qualified professionals and participate in ongoing training programs. Our service-oriented philosophy and incentive compensation program encourage our sales representatives to proactively participate in product selection; provide product specifications, usage data, product alternatives (within required product specifications) and project bids; and participate in the collection of accounts receivable.

     We also have regionally-based product specialists, who support the outside sales representatives in their respective region. These specialists have expertise with respect to specific product and service offerings. In addition, we have customer service representatives who support the outside sales force. These customer service representatives are responsible for entering and tracking orders, answering technical questions and sourcing products. The customer service representatives provide additional depth to our customer relationships and a pool of talent for future outside sales representatives.

     Accounts Receivable. We proactively manage our accounts receivable with customers. We maintain detailed, up-to-date credit history and receivables information on over 26,000 customers and conduct extensive credit checks on new customers. Since the beginning of 2002, on average, less than 8% of accounts receivable have been outstanding more than 90 days and bad debt expense has averaged approximately .08% of net sales. Our credit department, which includes national and regional professionals, is responsible for approving customers’ credit, collecting receivables and ensuring that appropriate state and local bond and lien statutes are followed.

     We maintain all of our credit and receivables information on our IT system, allowing for easy access by our credit department and branch managers. A customer’s status is automatically reviewed by the IT system during order entry and product shipment to ensure branches operate within credit guidelines. We are also able to generate daily reports that highlight any potential issues to our credit professionals and branch managers. Customers can also track their outstanding balances online to accelerate the payment process.

Management Information Systems

     Our IT system is critical to our success and we believe it provides us an important competitive advantage. We have developed a single infrastructure that integrates our customer service, management, operational and financial functions in a reliable, flexible and user-friendly system. The system is easily scalable to support additional organic growth and acquisitions and currently has unused capacity. We leverage our IT system to provide superior, customized service, which reduces our customers’ costs and improves our operating efficiency. Examples of customer service benefits include:

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

     Our estimating system is integrated with the rest of our IT system, allowing for a seamless interface between sales and operations. During a project, a customer can receive project-specific management reports and other information (e.g., shipment and payment status, products released against the bid, change orders and invoices) via the Internet, email, or fax, which result in more efficient project management. Our customers can receive their invoices via email on a daily basis to expedite billing their customers.

     From an internal point-of-view, our IT system improves our efficiency, profitability and asset management. It integrates all of our locations and key functions and provides easy access to detailed, up-to-date information. Benefits include:

•	nationwide and local real-time control of pricing for sales and purchases, including for individual customers;

•	the ability to monitor individual customer profitability and accounts receivable, including preset credit limits;

•	better inventory management and sharing across branches;

•	expedited and automatic posting, matching and processing of orders, receivables and payables; and

•	integrated payroll and accounting, including the ability to quickly consolidate financial results from our branches.

     The system is used to generate management reports that track key metrics for each region, branch and customer. This allows us to monitor and more effectively manage our business at all levels and to set sales strategies.

     We have established emergency contingencies to protect our IT system and we test our preparedness and contingency plan yearly. Such measures include automatic re-establishment of a branch’s connection to the system if the connection is lost and a fully functional, secure back-up location provided by a third-party.

Raw Materials

     We do not manufacture any products. However, our suppliers are susceptible to fluctuations in certain raw material prices, which can impact our purchase and sales prices for these products. PVC pipe accounted for approximately 22% of our 2004 net sales, and is susceptible to price fluctuations. Our purchase price of PVC pipe averaged $0.54, $0.41 and $0.36 per pound for the years ended December 31, 2004, 2003 and 2002 (combined), respectively.

     We believe that we take minimal raw material price risk, based on our high inventory turns, sales shipped directly from manufacturers to customers, our ability to quickly pass price fluctuations on to customers and our relatively small average project size and short timing. In addition, when we enter into longer-term arrangements with our customers, we typically enter into similar term arrangements with our suppliers.

Employees

     As of December 31, 2004, we had approximately 1,500 employees, of which approximately 225 were in managerial positions, 275 were in sales positions and 1,000 were in warehouse/delivery and general administrative positions. Eleven of our employees at three branches were unionized pursuant to collective bargaining agreements that expire in December 2006 and July 2009. We believe that we have good relationships with our employees and experience low voluntary turnover.

Competition

     In each of our local markets, we typically compete with three to five other distributors. Generally, local competition includes a branch of one or both of the other two national distributors, Hughes Supply, Inc. and Wolseley PLC. We also compete with other local and regional distributors. The principal methods of competition include offering prompt local service, fulfillment capability, local knowledge, breadth of product and service offerings, total cost to the customer and price.

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

     In the future, Federal, state or local governments could enact new or more stringent laws or regulations concerning environmental and workplace health and safety matters that could affect our operations. We could be found to be in violation of these or other environmental laws and regulations and we could be held liable for contamination that may be found at our facilities or off-site locations where we have sent waste. We are currently not aware of circumstances where a violation of or a liability under environmental requirements could have a material adverse effect on our business or financial condition.

     Certain of U.S. Filter’s predecessors distributed or may have distributed cement pipe containing asbestos. Certain of these predecessors are or have been defendants in lawsuits seeking to recover personal injury and other damages for alleged exposure to asbestos in these pipes, and at December 31, 2004, 69 lawsuits remained outstanding. Total defense and settlement costs paid in these settled actions through December 31, 2004 by U.S. Filter have been approximately $2.8 million, the majority of which has been paid by insurance companies. The Acquisition was structured as an asset purchase and we did not assume any existing or future asbestos-related liabilities relating to U.S. Filter or its predecessors. U.S. Filter and United States Filter Corporation retained these liabilities and jointly and severally agreed to indemnify and defend us from and against these liabilities on an unlimited basis with no termination date. United States Filter Corporation and U.S. Filter also agreed that, until November 22, 2012, U.S. Filter will, and United States Filter Corporation will cause U.S. Filter to maintain U.S. Filter’s corporate existence and ensure that U.S. Filter has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by U.S. Filter and its indemnification obligations, as and when they become due. In addition, Veolia Environnement (“Veolia,” formerly Vivendi Environnement S.A.) has guaranteed all obligations of United States Filter Corporation and U.S. Filter under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to U.S. Filter and to the extent U.S. Filter, United States Filter Corporation and Veolia are unable to fulfill their contractual obligations.

Available Information

Our Internet website address is www.nationalwaterworks.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

ITEM 2. PROPERTIES

We lease 107 of our branch facilities and own the remaining 28. Our branch facilities are used for storing inventory and maintaining office space and typically consist of a one-to-two acre lot adjacent to a warehouse/office building. We typically enter into leases with terms ranging from two to five years that include renewal options. In addition, we lease our principal executive offices in Waco, Texas and own our two other administrative centers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established trading market for our common stock. As of March 2, 2005, one hundred percent of our stock was held by our parent, National Waterworks Holdings, Inc. (“Holdings”). In 2004 and 2003, we paid dividends aggregating $31.4 million and $39.3 million, respectively, in respect of our outstanding common stock.

     Our senior secured credit facility and the indenture governing our senior subordinated notes both contain covenants that limit our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial and other operating data of:

•	National Waterworks as of December 31, 2004, 2003 and 2002, for the years ended December 31, 2004 and 2003, and for the period from November 22, 2002 to December 31, 2002. This information was derived from our audited financial statements; and

•	U.S. Filter as of November 21, 2002, and for the period from January 1, 2002 to November 21, 2002, as of and for the years ended December 31, 2001 and 2000. Information was derived from U.S. Filter’s audited financial statements.

     The information set forth below should be read in conjunction with the information under ”Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

				Predecessor - U.S. Filter Distribution
	Successor - National Waterworks, Inc.			Group, Inc. and Subsidiary

			Period of	Period of
	Year Ended	Year Ended	November 22	January 1 to	Year Ended	Year Ended
	December 31,	December 31,	to December 31,	November 21,	December 31,	December 31,
(dollars in thousands)	2004	2003	2002	2002	2001	2000
Statements of operations data:
Net sales	$1,522,070	$1,281,069	$94,250	$1,058,768	$1,120,330	$1,173,323
Cost of goods sold (1)	1,212,582	1,013,079	82,005	831,764	880,569	936,502

Gross profit	309,488	267,990	12,245	227,004	239,761	236,821
Operating expenses:
Selling, general and administrative	186,466	167,152	14,737	139,825	152,470	151,488
Loss on accounts receivable securitization	—	—	—	2,480	536	—

Income (loss) before depreciation and amortization	123,022	100,838	(2,492)	84,699	86,755	85,333
Depreciation and amortization	2,371	2,564	252	3,131	28,594	28,625

Operating income (loss)	120,651	98,274	(2,744)	81,568	58,161	56,708
Other income (expense):
Completion bonuses (2)	—	—	—	(6,200)	—	—
Interest expense, net	(35,146)	(41,333)	(6,826)	(36)	(79)	(86)
Other	355	(11)	(12)	59	(8)	178

Income (loss) before income taxes and cumulative effect of a change in accounting principle	85,860	56,930	(9,582)	75,391	58,074	56,800
Income tax expense (benefit)	34,697	23,289	(3,688)	29,238	31,924	31,237

Income (loss) before cumulative effect of a change in accounting principle	51,163	33,641	(5,894)	46,153	26,150	25,563
Cumulative effect of a change in accounting principle (3)	—	—	—	(459,000)	—	—

Net income (loss)	$51,163	$33,641	$(5,894)	$(412,847)	$26,150	$25,563

Other operating data:
Ratio of earnings to fixed charges (4)	3.1x	2.2x	—	18.8x	13.7x	14.0x

Balance sheet data (at period end):
Total assets	$874,668	$802,957	$812,817	$1,100,948	$1,462,116	$1,438,949
Total debt	410,000	440,000	450,000	631	852	2,176
Total stockholder’s equity	219,800	199,473	204,105	937,469	1,330,224	1,305,024

(1) In connection with the Acquisition, we recorded a $13.0 million inventory revaluation adjustment pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations. Of this amount, $9.0 million was recognized in costs of goods sold for the period November 22, 2002 to December 31, 2002. The remaining $4.0 million was recognized in cost of goods sold during the quarter ended March 28, 2003.

(2) Reflects completion bonuses paid by United States Filter Corporation to certain members of management and other key employees of U.S. Filter upon consummation of the Acquisition.

(3) Reflects an impairment charge relating to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. See Note 4 to the audited financial statements included elsewhere in this report.

(4) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and cumulative effect of a change in accounting principle and fixed charges. Fixed charges consist of interest, whether expensed or capitalized; amortization of debt issuance costs; and one-third of rent expense, which management believes to be representative of the interest factor thereon. For the period from November 22, 2002 to December 31, 2002, fixed charges exceeded earnings by $2.4 million. The deficiency in the period ended December 31, 2002 included a $2.5 million write-off of financing fees related to financing the Acquisition which is included in interest expense, net, as well as the effect of the inventory revaluation adjustment referred to in note (1) above.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the financial statements and related notes included elsewhere in this report.

Overview

     We are a leading distributor of water and wastewater transmission products in the United States. We began operations in 1996 when United States Filter Corporation acquired Davis Water & Waste Industries, Inc. (which changed its name to U.S. Filter Distribution Group, Inc. (“U.S. Filter”)) with the goal of creating the first nationwide waterworks products distribution network. Through the acquisition and combination of four additional large-scale regional waterworks products distributors in 1996 and 1997, we became a major participant in the sector. We have continued to increase our revenues through organic growth, new branch openings and selected strategic acquisitions. In November 2002, we purchased substantially all of the assets and businesses of, and assumed certain liabilities and obligations of, U.S. Filter.

     We generate revenue by distributing a full line of products including pipe, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. We face a variety of challenges and opportunities in responding to the dynamics of the water and wastewater transmission industry, characterized by evolving customer needs and intense competition. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 135 branches in 36 states, we sell to municipalities and to contractors who serve municipalities and also perform residential, commercial and industrial waterworks projects. In addition to significant customer and geographic diversification, our 2004 net sales were split approximately evenly between publicly-funded and privately-funded sales. The following table sets forth our net sales by product category as a percentage of 2004 net sales:

Pipe	44%
Fittings	15%
Valves	11%
Meters	8%
Fire hydrants	6%
Service and repair products	6%
Other	10%

Total	100%

     Our strategy revolves around expanding and strengthening our market presence while focusing on customer service. Additionally, we partner with preferred vendors, manage working capital and work toward improved profitability to improve our overall financial strength. Our financial strength and ability to adapt to current economic conditions is dependent in part on our generation of cash flow, effective working capital management and growth in our business. Additionally, we attempt to mitigate the effect of economic conditions through a highly variable cost structure and low capital spending requirements. We generate cash primarily from our operations.

     During 2004, our cash and cash equivalents decreased $2.8 million. This change resulted primarily from the generation of $61.4 million in cash flow from operating activities, offset by $31.4 million of dividend payments, $30.0 million of principal payments on our long-term borrowings, $2.0 million of acquisition costs related to the purchase of Midstate Utility Supply, Inc. and $0.8 million of net capital expenditures.

Factors Affecting Our Business

     PVC Pipe Pricing. The price of PVC pipe is volatile due to supply and demand dynamics in the PVC pipe and PVC resin markets. Volatility in these markets can cause fluctuations in our revenues and related gross profit dollars. PVC pipe products accounted for approximately 22% and 21% of our net sales for the years ended December 31, 2004 and 2003, respectively. Our purchase price of PVC pipe averaged $0.54, $0.41 and $0.36 per pound for the years ended December 31, 2004, 2003 and 2002 (combined), respectively, with our 2004 PVC purchase price ranging from a quarterly average of $0.46 to $0.58 per pound. In periods of higher PVC pipe pricing, assuming constant sales volumes, our net sales of PVC pipe would be higher as the same volume of pipe sales generates higher revenue. Conversely, in periods of lower PVC pipe prices, assuming constant sales volumes, our net sales of PVC pipe would be lower as the same volume of PVC pipe sales generates lower revenue. We may also experience a decline in the volume of PVC pipe sales, with an offsetting increase in the volume of ductile iron pipe sales, in periods of higher PVC pipe pricing and stable ductile iron pipe pricing, as our customers can substitute ductile iron pipe for PVC pipe in certain applications. PVC pipe accounts for approximately one-half of our pipe sales. As a result of this interchangeability, pricing of ductile iron pipe tends to move in the same direction as the pricing of PVC pipe but in a less volatile fashion. Consequently, we can experience a change in product mix between PVC pipe and ductile iron pipe as the prices of these products fluctuate.

     The impact of PVC pipe pricing also impacts our gross profit dollars. Historically, excluding competitive forces, we generally have been able to maintain our gross profit percentage on a given volume of PVC pipe sales, even when PVC pipe prices have fluctuated, as we have been able to pass through a majority of the increase or decrease in PVC pipe prices to our customers. Further, the impact of PVC price changes is minimized because we sell the majority of our PVC pipe utilizing direct shipments from suppliers and target and achieve high turnover for PVC pipe sales out of our inventory.

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

     Seasonality. Given the seasonal nature of construction activity in many regions of the United States, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. We believe that our significant operations in more mild southern climates moderate the impact of our seasonality. Historically, consistent with annual construction seasonality, our net sales are typically higher during our second and third quarters as compared to the first and fourth quarters. In addition, we typically generate cash from a reduction in net working capital in the fourth quarter of each year and utilize cash from operations to fund increases in net working capital in the first and second quarter of each year.

     Other important factors that could affect our results of operations are set forth elsewhere in this Item 7.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management team has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the financial statements.

     Allowance for Doubtful Accounts. Since the beginning of 2002, on average, our bad debt expense has been only 0.08% of net sales. We evaluate the collectibility of accounts receivable based on historical trends, customer transaction history, accounts receivable aging and an evaluation of customer creditworthiness. Initially, a monthly provision is made based on historical experience. On a quarterly basis, we perform a detailed analysis of accounts receivable and adjust the allowance for doubtful accounts when necessary. While we have a large customer base that is geographically diverse, an economic slowdown in the markets in which we operate may result in higher uncollected accounts receivable and therefore the need to revise estimates for bad debts. To the extent actual credit experience or other assumptions used by management change, the allowance for doubtful accounts would be adjusted, which could affect our operating results.

     Inventories. Since the beginning of 2002, our slow moving inventory has averaged less than 2% of our total inventory. We periodically evaluate our inventories to ensure they are recorded at the lower of cost or market value. The carrying value of our inventory is adjusted monthly based on a review of slow moving inventories, as well as other factors such as adjustments from physical inventory counts. Significant unusual events are accounted for as a reduction of the carrying value of our inventory when appropriate. To the extent future events impact the salability of our products, additional adjustments to the carrying value of our inventory may be required.

     Goodwill and Long-Lived Assets. We review the carrying value of our goodwill for impairment at least annually by comparing the estimated fair value of each of our six reporting units to its carrying value. If the carrying value of a reporting unit exceeds its estimated fair value, an indication exists that goodwill is impaired and we must perform additional analysis to determine the extent of any impairment. Any such impairment would be reflected as a charge in the statement of operations at that time.

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

Results of Operations

     The following table sets forth the percentage relationship that certain items from our financial statements bear in relation to net sales:

				Predecessor -
				U.S. Filter
		Successor -		Distribution
	National Waterworks, Inc.			Group, Inc.

			Period of	Period of
	Year Ended	Year Ended	November 22	January 1 to
	December 31,	December 31,	to December 31,	November 21,
	2004	2003	2002	2002
Statements of operations data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.7%	79.1%	87.0%	78.6%

Gross profit	20.3%	20.9%	13.0%	21.4%
Operating expenses:
Selling, general and administrative	12.2%	13.1%	15.6%	13.2%
Loss on accounts receivable securitization	0.0%	0.0%	0.0%	0.2%

Income (loss) before depreciation and amortization	8.1%	7.8%	(2.6%)	8.0%
Depreciation and amortization	0.1%	0.2%	0.3%	0.3%

Operating income (loss)	8.0%	7.6%	(2.9%)	7.7%
Other income (expense):
Completion bonuses	0.0%	0.0%	0.0%	(0.6%)
Interest expense, net	(2.3%)	(3.2%)	(7.2%)	0.0%
Other	0.0%	0.0%	0.0%	0.0%

Income (loss) before income taxes and cumulative effect of a change in accounting principle	5.7%	4.4%	(10.1%)	7.1%
Income tax expense (benefit)	2.3%	1.8%	(3.9%)	2.8%

Income (loss) before cumulative effect of a change in accounting principle	3.4%	2.6%	(6.2%)	4.3%
Cumulative effect of a change in accounting principle	0.0%	0.0%	0.0%	(43.3%)

Net income (loss)	3.4%	2.6%	(6.2%)	(39.0%)

     The following discussions regarding the year ended December 31, 2002 are based on the combined results of operations of U.S. Filter for the period from January 1, 2002 to November 21, 2002 and of National Waterworks for the period from November 22 to December 31, 2002. The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and the excess of the purchase consideration over the historical basis of the net assets acquired has been applied to revalue the assets acquired and liabilities assumed to their fair values at November 22, 2002, the date of the Acquisition. Upon completion of the Acquisition, we recorded goodwill of $465.7 million, which was reduced by $9.6 million during 2003 as a result of post-

closing purchase price adjustments. The combined 2002 results discussed below are not necessarily indicative of what the full year 2002 would have been had the change in ownership resulting from the Acquisition not occurred.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Net sales for the year ended December 31, 2004 increased $241.0 million, or 18.8%, to $1,522.1 million from $1,281.1 million for the year ended December 31, 2003. The increase reflects the combined effects of a $10.5 million increase in net sales from our acquisition of Midstate Utility Supply, Inc., a regional waterworks distribution company operating in Oklahoma, which we acquired on February 9, 2004, and a $230.5 million increase in net sales of our historical operations. A portion of the increase was attributable to a $76.5 million increase in net sales of PVC pipe, primarily resulting from the pass through of higher PVC pipe prices in 2004 and, to a lesser extent, increased sales volume. The remaining increase resulted primarily from the pass through of price increases on most of our other major product lines and increased volume due to continued favorable economic conditions.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2004 increased $199.5 million, or 19.7%, to $1,212.6 million from $1,013.1 million for the year ended December 31, 2003. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to the increase in cost of goods sold of PVC pipe products of $71.9 million and increased volume in all other product categories. Additionally the increase reflects the effect of an $8.9 million increase in cost of goods sold associated with sales resulting from our acquisition of Midstate Utility Supply, Inc. As a percentage of net sales, cost of goods sold increased to 79.7% in 2004 compared to 79.1% in 2003.

Gross Profit. As a result of the foregoing, gross profit for the year ended December 31, 2004 increased $41.5 million, or 15.5%, to $309.5 million from $268.0 million for the year ended December 31, 2003. Our gross profit margin decreased to 20.3% in 2004 compared to 20.9% in 2003 as a result of the foregoing factors.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2004 increased $19.3 million, or 11.5%, to $186.5 million from $167.2 million for the year ended December 31, 2003. This increase is primarily related to the sales volume increases discussed above and $1.1 million of additional expenses resulting from our acquisition of Midstate Utility Supply, Inc. As a percentage of net sales, selling, general and administrative expenses were 12.2% in 2004 compared to 13.1% in 2003.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2004 were $2.4 million, compared to $2.6 million for the year ended December 31, 2003. Depreciation includes depreciation of property and equipment.

Operating Income. As a result of the foregoing, operating income for the year ended December 31, 2004 increased $22.4 million, or 22.8%, to $120.7 million from $98.3 million for the year ended December 31, 2003. As a percentage of net sales, operating income increased to 8.0% in 2004 compared to 7.6% in 2003.

Interest Expense, Net. Interest expense, net for the year ended December 31, 2004, was $35.1 million, compared to $41.3 million for the year ended December 31, 2003. The decrease resulted primarily from more favorable interest rates on our term loan in 2004, as compared to 2003, additional interest expense recorded in 2003 related to two amendments to our senior credit facility and reductions in the principal balance of our term loan throughout 2003 and 2004.

Income Taxes. Our effective income tax rate for the year ended December 31, 2004 was approximately 40.4% compared to 40.9% for the year ended December 31, 2003.

Net Income (Loss). As a result of the foregoing, net income for the year ended December 31, 2004 increased $17.6 million to $51.2 million compared to $33.6 million for the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Combined Year Ended December 31, 2002

Certain Financial Statement Impacts of the Acquisition. As more fully discussed below, the revaluation of the net assets acquired in the Acquisition did not affect our net sales. However, we recorded a $13.0 million valuation increase in inventory at November 22, 2002 as a result of the asset revaluation. While the increase in the value of our inventory had no cash impact, it did increase our cost of goods sold, adversely impacting our gross profit. We recognized $9.0 million of the impact of the inventory revaluation during the period of November 22, 2002 to December 31, 2002. The final $4.0 million of the inventory revaluation was recognized in the first quarter of 2003.

Net Sales. Net sales for the year ended December 31, 2003 increased $128.1 million, or 11.1%, to $1,281.1 million from $1,153.0 million for the year ended December 31, 2002. The increase reflects the combined effects of a $6.0 million increase in net sales from our acquisition of Utility Piping Systems, Inc., a regional waterworks distribution company operating in Pennsylvania, New Jersey and Delaware, which we acquired on March 29, 2002, and a $122.1 million increase in net sales of our historical operations. A portion of the increase was attributable to an increase in net sales of PVC pipe of $29.3 million primarily resulting from the pass through of an approximate 13% increase in our purchase price of PVC pipe products. The remaining increase in net sales of our historical operations was attributable to increases recorded in all product areas brought by continued favorable economic conditions.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2003 increased $99.3 million, or 10.9%, to $1,013.1 million from $913.8 million for the year ended December 31, 2002. The increase reflects an increase in cost of goods sold of our historical operations which was primarily attributable to the increase in cost of goods sold of PVC pipe products of $27.6 million and increased volume in all other product categories. Additionally the increase reflects the combined effects of a $4.8 million increase in cost of goods sold associated with sales resulting from our acquisition of Utility Piping Systems, Inc. and the recognition of the final $4.0 million impact of the inventory revaluation discussed above. As a percentage of net sales, cost of goods sold decreased to 79.1% in 2003 compared to 79.3% in 2002.

Gross Profit. As a result of the foregoing, gross profit for the year ended December 31, 2003 increased $28.8 million, or 12.0%, to $268.0 million from $239.2 million for the year ended December 31, 2002. Gross profit increased as a result of our acquisition of Utility Piping Systems, Inc. and increased volume in our historical operations. The increase was partially offset by the adverse impact of the inventory revaluation, representing 0.3% of net sales, recognized during the 2003 period. Our gross profit margin increased to 20.9% in 2003 compared to 20.7% in 2002 as a result of the foregoing factors.

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

Loss on Accounts Receivable Securitization. Loss on accounts receivable securitization was $2.5 million for the year ended December 31 2002. This loss reflects the sale of a portion of our accounts receivable at a discount relating to an accounts receivable securitization facility that we entered into on December 19, 2001. For more information, see “—Liquidity and capital resources” below. Concurrent with the Acquisition, the facility was repaid and terminated in November 2002. Accordingly, there was no related activity in 2003.

Depreciation and Amortization. Depreciation and amortization expenses for the year ended December 31, 2003 were $2.6 million, compared to $3.4 million for the year ended December 31, 2002. Depreciation includes depreciation of property and equipment.

Operating Income. As a result of the foregoing, operating income for the year ended December 31, 2003 increased $19.5 million, or 24.7%, to $98.3 million from $78.8 million for the year ended December 31, 2002. As a percentage of net sales, operating income increased to 7.6% in 2003 from 6.8% in 2002.

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

Liquidity and Capital Resources

     Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $125.1 million at December 31, 2004 compared to net working capital of $115.2 million at December 31, 2003. The increase in net working capital is primarily attributable to increased working capital requirements from higher sales volume in the fourth quarter of 2004 compared to 2003.

     Net cash provided by operating activities for the years ended December 31, 2004, 2003 and 2002 (combined) was $61.4 million, $37.0 million and $95.3 million, respectively. The change in net cash provided by operating activities in 2004 compared to 2003 was primarily attributable to a $17.6 million increase in net income and a $72.5 million greater increase in trade accounts payable and other accrued expenses in 2004 as compared to 2003, partially offset by a $23.8 million greater increase in trade accounts receivable and a $36.1 million greater increase in inventory in 2004 as compared to 2003. The change in net cash provided by operating activities in 2003 compared to 2002 (combined) was primarily attributable to an approximate $32.3 million and $33.8 million greater decrease in cash flows from trade accounts receivable and trade accounts payable and accrued expenses, respectively.

     Net cash used in investing activities for the years ended December 31, 2004, 2003 and 2002 (combined) was $2.8 million, $4.4 million and $664.0 million, respectively. Net cash used in investing activities for the year ended December 31, 2004 included the $2.0 million acquisition of Midstate Utility Supply, Inc., $1.4 million of capital expenditures and $0.6 million of proceeds from sales of property and equipment. Net cash used in investing activities for the year ended December 31, 2003 included the post-closing purchase price adjustment of $3.2 million paid to United States Filter Corporation related to the level of our working capital at the time of closing of the Acquisition, $2.0 million of capital expenditures and $0.8 million of proceeds from sales of property and equipment. Net cash used in investing activities for the year ended December 31, 2002 (combined) included the cash purchase price of the Acquisition of $643.8 million, the $19.6 million acquisition of Utility Piping Systems, Inc., capital expenditures of $1.5 million and proceeds from sales of property and equipment of $0.9 million.

     Net cash provided by (used in) financing activities for the years ended December 31, 2004, 2003 and 2002 (combined), was ($61.4) million, ($53.8) million and $600.6 million, respectively. Net cash used in financing activities in 2004 reflects dividend distributions of $31.4 million to our parent, National Waterworks Holdings, Inc. (“Holdings”), $15.0 million in principal payments on our term loan and a $15.0 million optional prepayment of our term loan. Net cash used in financing activities in 2003 reflects dividend distributions of $39.3 million to Holdings and $10.0 million in principal payments on the term loan. The 2003 period also reflects a $1.0 million cash equity investment in Holdings by one of our and Holdings’ directors who had not made an investment in Holdings at the time the Acquisition was consummated. Holdings made a concurrent $1.0 million capital contribution to us. The net cash provided by financing activities for the year ended December 31, 2002 (combined), excluding the net proceeds of $644.7 million provided to fund the Acquisition, resulted in net cash used in financing activities of $44.1 million. The $44.1 million reflects the excess of funds transferred to our former parent, United States Filter Corporation, through the cash management program over investments by, and expenditures funded by, United States Filter Corporation during the period January 1, 2002 to November 21, 2002.

     On October 29, 2004, Holdings issued $250.0 million of unsecured senior notes for the purpose of returning capital to its existing equity holders. These notes, which bear interest at 12.5%, mature January 1, 2014 and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings’ option. In connection therewith, we executed a Third Amendment to our senior credit facility on October 26, 2004. This amendment, among other things, provides for reduced pricing on the term loan and increases the amount of limited dividends and distributions we can pay to Holdings. Though not obligated to do so, we anticipate paying such dividends and distributions to Holdings to service the interest payments on its senior subordinated notes. The reduced pricing included a reduction in the applicable margin of the term loan with a step-down provision upon our achieving certain financial ratios. Based on the satisfaction of certain financial covenants and ratios and other conditions, the aggregate amount of dividends that can be paid to Holdings refreshed to an aggregate of $125.0 million on January 1, 2005. The $40.0 million per-fiscal-year restriction, with the provision that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year, remains unchanged.

     In October 2004, we amended our senior credit facility in connection with the issuance by Holdings of $250.0 million of senior subordinated notes, the proceeds of which were used to return capital to its existing equity holders. This amendment, among other things, provides for reduced pricing on the term loan facility and increases the amount of limited dividends and distributions we can pay to Holdings. Though not obligated to do so, we may pay such dividends and distributions to Holdings to service the interest payments on its senior subordinated notes. The reduced pricing included a reduction in the applicable margin of the term loan facility with a step-down provision upon our achieving certain financial ratios. Based on the satisfaction of certain financial covenants and ratios and other conditions, the aggregate amount of dividends that can be paid to Holdings refreshed to an aggregate of $125.0 million on January 1, 2005. The $40.0 million per-fiscal-year restriction, with the provision that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year, remains unchanged.

     Our senior credit facility, as amended, consists of a $250.0 million term loan facility, of which $210.0 million was outstanding at December 31, 2004 and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at December 31, 2004, but approximately $4.4 million of the availability under the revolving credit facility was used to support outstanding letters of credit. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility will mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2004 and 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly during 2009. In addition, we are required to make annual mandatory prepayments of the term loan under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the fiscal year is not greater than 4:0 to 1:0. The term loan is also subject to mandatory prepayments in an amount equal to (i) 75% of the net proceeds from certain equity issuances (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowings under the term loan portion and revolving credit facility bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus a margin. The base rate is the higher of the prime rate or the Federal funds rate plus 0.5%. At December 31, 2004 and 2003, the interest rate on the term loan was 5.06% and 3.92% per annum, respectively. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the lenders thereunder, so long as no default or event of default under the senior credit facility has occurred or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain leverage ratios.

     Our $200.0 million aggregate principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum, with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements. We may, from time to time, purchase senior subordinated notes in the open market or in privately negotiated transactions.

     The senior credit facility and the indenture governing the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at December 31, 2004. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic subsidiaries, if any. We do not currently have any subsidiaries.

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

Contractual Obligations

Contractual obligations at December 31, 2004 are summarized as follows (dollars in thousands):

		Less than	One to	Four to	More than
	Total	one year	three years	five years	five years
Term B note (1)	$210,000	$15,000	$45,000	$150,000	$—
Senior subordinated notes (2)	200,000	—	—	—	200,000
Operating leases	37,585	12,048	15,800	6,140	3,597
Sponsor fees (3)	10,000	1,000	2,000	2,000	5,000
Employment agreements (4)	2,180	880	1,090	210	—

	$459,765	$28,928	$63,890	$158,350	$208,597

(1)	In addition to the contractually scheduled principal payments shown above, we are required to make mandatory prepayments of excess cash flow at the end of every fiscal year. Interest on Term B notes is based, at our option, on current LIBOR rates plus 2.50% or prime plus 1.50%. The interest rate at December 31, 2004 was 5.06%.

(2)	The senior subordinated notes mature on December 1, 2012. However, we have the option to redeem the notes at the following redemption prices (expressed in percentages): 105.25% in 2007, 103.50% in 2008, 101.75% interest in 2009 and 100% in 2010 and thereafter.

(3)	Beginning July 1, 2004, we pay annual management fees of $1.0 million to our sponsors. The management agreement continues until terminated by a sponsor in accordance with its terms. Upon termination under certain conditions, each sponsor will be entitled to receive a termination fee equal to the net present value of the fees that would have been paid to the sponsor for the 10-year period commencing on the date of termination. For the purpose of the above table, we have included 10 years of management fees.

(4)	Obligations for employment agreements with certain executive officers are based on each officer’s base salary plus guaranteed 10 percent bonus for the remaining life of each applicable employment agreement.

Recent Accounting Pronouncements

See Note 2 in “Item 8. Financial Statements and Supplementary Data” for a full description of recent accounting pronouncements, including expected dates of adoption and the anticipated effects on our results of operations and financial condition.

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

Downturns in the water and wastewater transmission products industry have in the past, and may in the future, result in a decrease in our revenues and operating results through reduced sales of our products to our contractor and municipal customers.

     The water and wastewater transmission products industry is affected by changes in economic conditions, including national, regional and local slowdowns in construction activity and the amount spent by municipalities on waterworks infrastructure. Many of our products are distributed to waterworks contractors in connection with residential, commercial, and industrial construction projects. New housing starts serve as an indicator of the level of activity in the residential housing market and are influenced by interest rates, availability of financing, housing affordability, unemployment rates, demographic trends, gross domestic product and consumer confidence. Historically, new housing starts have decreased during economic slowdowns. The level of activity in the commercial and industrial construction markets depends on the general economic outlook, corporate profitability, interest rates and existing plant capacity utilization. Economic downturns in any of our regional markets could reduce the level of construction activity, and thus our level of sales, in that region. In addition, water and wastewater transmission products sales are subject to the availability of funding for municipal waterworks projects and reduced municipal funding could adversely affect our sales. In general, factors such as trends in the construction industry, changes in municipal spending or other factors that influence waterworks transmission products sales are not within our control and, as a result, may cause a decrease in our sales and operating results, which may cause our financial condition to deteriorate.

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

     The markets in which we compete are highly competitive and fragmented, with numerous regional and local participants. Two national competitors are divisions or subsidiaries of companies that have significantly greater financial, marketing and other resources than we have. We compete with a large number of distributors and a limited number of manufacturers who sell directly to larger customers within our customer base. In addition, smaller, local waterworks products distributors could form a distribution cooperative to compete more effectively against larger, national waterworks product distributors. The principal methods of competition include offering prompt local service, fulfillment capability, local knowledge, breadth of product and service offerings and price. If we are unable to compete effectively on these and other factors, our inability could cause us to lose market share or sales, the loss of either of which could result in a decrease in our operating results and profitability.

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

     Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, our business strategy contemplates that existing customers will buy additional products from us in the future and that we will gain new customers by leveraging our product, information and materials management capabilities in order to improve our customers’ efficiency and reduce their administrative costs. Our business strategy further contemplates a growth in sales through branch openings in contiguous markets and through selective acquisitions of local and regional waterworks distributors in attractive and growing markets. Similarly, we believe our revenues will increase as municipalities currently face significant needs to replace and upgrade their water infrastructures. If our assumptions regarding these trends and the needs of our customers prove to be incorrect, we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy may result in a decrease in our revenues, operating margins and results of operations and could limit or cause us to forego opportunities for growth.

We may not be able to complete any future acquisitions, which could restrict our ability to grow our business; and if we fail to successfully integrate any future acquisitions into our operations, our operating costs could increase and our operating margins, operating results and profitability may decrease.

     We have historically used acquisitions as a means of expanding our business. Since the beginning of 2002, we have completed two acquisitions of water and wastewater transmission products distributors. We may not be able to identify and complete additional acquisitions in the future, and our failure to identify and complete acquisitions could restrict our ability to grow our business. In addition, we may require additional debt or equity financing for future acquisitions. Such financing may not be available on favorable terms, if at all. In addition, if we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings which would reduce our operating margins, operating results and profitability. The acquisition and integration of companies involves a number of risks, including:

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

     Our operations are dependent on the continued efforts of our senior management. We have entered into various agreements and compensation arrangements with our senior executives, including Harry Hornish as President and Chief Executive Officer, Philip Keipp as Vice President and Chief Financial Officer and Terry Howell as Chief Information Officer, designed to encourage their retention. However, we do not have employment agreements with every member of the senior management team. Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. Members of our senior management may resign in the future, and the loss of their services could limit our ability to grow our business and cause disruptions in our operations, which could cause our financial results to suffer.

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

Our cost of PVC pipe is volatile and increases in the cost of PVC pipe or unexpected PVC pipe shortages could adversely impact our operating results.

     The cost of the PVC pipe that we distribute can fluctuate due to supply and demand dynamics in the PVC pipe and PVC resin markets. Significant fluctuations in these markets may adversely affect our results of operations and cause volatility in our operating performance. While in the past we have been able to pass through the majority of the price changes in PVC pipe to our customers, our inability to do so in the future could have an adverse impact on our results of operations.

Loss of key suppliers or reduced product availability could decrease sales and earnings.

     Our 10 largest suppliers in 2004 accounted for approximately 61% of our purchases and our single largest supplier accounted for approximately 13% of our purchases. The loss of any of these suppliers or a reduction in supplier participation in our preferred vendor programs could result in a decrease in our sales, operating results and earnings by decreasing the availability of products to us, which could limit our ability to satisfy our customers’ product needs. Such reduced product availability could put us at a competitive disadvantage.

Reduction in product availability could decrease our sales and earnings and put us at a competitive disadvantage.

     Particular products or product lines may not be available to us, or available in quantities sufficient to meet our customer demand. A substantial decrease in the availability of these products or product lines could result in a decrease in our sales, operating results and earnings as we might not be able to satisfy our customers’ product needs. Such reduced product availability could put us at a competitive disadvantage.

We rely on our IT systems to manage numerous aspects of our business and customer and supplier relationships and a disruption of these systems could adversely affect our business.

     Our IT system is an integral part of our business and growth strategies. A serious disruption of our IT system could significantly limit our ability to manage and operate our business efficiently which in turn could cause our business and competitive position to suffer and cause our results of operations to be reduced. We depend on our IT system to process orders, track credit risk and manage inventory and accounts receivable collections. Our system also allows us to efficiently purchase products from our suppliers and ship products to our customers on a timely basis, maintain cost-effective operations and provide superior service to our customers. While we have contingency plans in place in case of an emergency, we cannot assure you that the plans will allow us to continue to operate at our current level of efficiency.

Our sales are predominately on credit and an inability to collect trade account receivables on a timely basis would reduce our operating results and cash flow and cause our financial condition to deteriorate.

     Substantially all of our net sales are credit sales made primarily to contractors, whose ability to pay depends in part on the economic strength of the construction industry in their areas, or municipalities, whose ability to pay depends in part on their local waterworks-related and tax revenues. Future downturns in the regional or local economies that we serve, including reductions in the revenue base of municipalities or the weak financial performance of our customers, could lessen our ability to collect trade accounts receivable on a timely basis and, in turn, could cause our results of operations and cash flow to be reduced and our financial condition to deteriorate.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates under our senior credit facility, which bears interest at floating rates based on the London InterBank Offered Rate or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed rate and floating rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of December 31, 2004, we had $200 million principal amount of fixed rate debt represented by our 10.50% Senior Subordinated Notes due 2012 and $210 million of floating rate debt represented by borrowings under the term loan portion of the senior credit facility. In addition, up to $75 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility. Based on the amounts outstanding under the term loan, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.1 million per year. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL WATERWORKS, INC.

U.S. FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY

Page
Report of Independent Registered Public Accounting Firm	34
As of December 31, 2004 and 2003:
Balance Sheets	35
For the years ended December 31, 2004 and 2003, the period of November 22, 2002 through December 31, 2002 and the period of January 1, 2002 through November 21, 2002
Statements of Operations	36
Statements of Stockholder’s Equity	37
Statements of Cash Flows	38
Notes to Financial Statements	39

Report of Independent Registered Public Accounting Firm

The Board of Directors
National Waterworks, Inc.:

     We have audited the accompanying balance sheets of National Waterworks, Inc. (Successor), a wholly owned subsidiary of National Waterworks Holdings, Inc., as of December 31, 2004 and 2003, and the related statements of operations, stockholder’s equity and cash flows for the years then ended and the period of November 22, 2002 through December 31, 2002. We have also audited the accompanying consolidated statements of operations, stockholder’s equity and cash flows of U.S. Filter Distribution Group, Inc. (Predecessor) and subsidiary, a wholly owned subsidiary of United States Filter Corporation, for the period of January 1, 2002 through November 21, 2002. In connection with our audits of these financial statements, we also have audited financial statement schedule II listed in the Table of Contents at Item 15. These financial statements and financial statement schedule are the responsibility of the management of National Waterworks, Inc. and U.S. Filter Distribution Group, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Waterworks, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended and the period of November 22, 2002 through December 31, 2002, and the results of U.S. Filter Distribution Group, Inc. operations and their cash flows for the period of January 1, 2002 through November 21, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 4 to the financial statements, U.S. Filter Distribution Group, Inc. changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

February 23, 2005
St. Louis, Missouri

National Waterworks, Inc.

Balance Sheets
(in thousands except share and per share information)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,940	$18,702
Trade accounts receivable, less allowance for doubtful accounts of $3,492 in 2004 and $3,213 in 2003	227,780	188,476
Inventories	126,866	90,739
Deferred income taxes	1,398	—
Other current assets	2,668	2,689

Total current assets	374,652	300,606
Property and equipment, net	19,269	20,523
Goodwill	457,221	456,080
Deferred financing fees, less accumulated amortization of $6,636 in 2004 and $3,060 in 2003	20,565	24,141
Other assets	2,961	1,607

	$874,668	$802,957

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$172,214	$115,038
Current installments of long-term debt	15,000	15,000
Accrued compensation and benefits	33,795	27,036
Other accrued expenses	12,564	9,677

Total current liabilities	233,573	166,751
Long-term debt, excluding current installments	395,000	425,000
Deferred income taxes	23,163	10,059
Other long-term liabilities	3,132	1,674

Total liabilities	654,868	603,484

Commitments and contingencies (note 12)

Stockholder’s Equity:
Common stock — $.01 par value; 100 shares authorized, issued, and outstanding	—	—
Additional paid-in capital	199,614	199,473
Retained earnings	20,186	—

Total stockholder’s equity	219,800	199,473

	$874,668	$802,957

The accompanying notes are an integral part of these financial statements.

Statements of Operations
(in thousands)

				Predecessor -
				U.S. Filter
		Successor -		Distribution
	National Waterworks, Inc.			Group, Inc.
	(note 1)			(note 1)

			Period of	Period of
			November 22,	January 1,
	Year Ended	Year Ended	2002 through	2002 through
	December 31,	December 31,	December 31,	November 21,
	2004	2003	2002	2002
Net sales	$1,522,070	$1,281,069	$94,250	$1,058,768
Cost of goods sold	1,212,582	1,013,079	82,005	831,764

Gross profit	309,488	267,990	12,245	227,004

Operating expenses:
Selling, general and administrative	186,466	167,152	14,737	139,825
Loss on accounts receivable securitization	—	—	—	2,480

Income (loss) before depreciation and amortization	123,022	100,838	(2,492)	84,699

Depreciation and amortization	2,371	2,564	252	3,131

Operating income (loss)	120,651	98,274	(2,744)	81,568

Other income (expense):
Completion bonuses	—	—	—	(6,200)
Interest expense, net	(35,146)	(41,333)	(6,826)	(36)
Other	355	(11)	(12)	59

Income (loss) before income taxes and cumulative effect of a change in accounting principle	85,860	56,930	(9,582)	75,391

Income tax expense (benefit)	34,697	23,289	(3,688)	29,238

Income (loss) before cumulative effect of a change in accounting principle	51,163	33,641	(5,894)	46,153

Cumulative effect of a change in accounting principle (note 4)	—	—	—	(459,000)

Net income (loss)	$51,163	$33,641	$(5,894)	$(412,847)

The accompanying notes are an integral part of these financial statements.

Statements of Stockholder’s Equity
(in thousands, except share information)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit)	Equity
Predecessor - U.S. Filter Distribution Group, Inc. and Subsidiary (note 1):

Balance at December 31, 2001	1,000	$—	$1,257,574	$72,650	$1,330,224
Investment by U.S. Filter	—	—	20,093	—	20,093
Net loss	—	—	—	(412,847)	(412,847)

Balance at November 21, 2002	1,000	$—	$1,277,667	$(340,197)	$937,470

Successor - National Waterworks, Inc. (note 1):

Investment by National Waterworks Holdings, Inc.	100	$—	$209,999	$—	$209,999
Net loss	—	—	—	(5,894)	(5,894)

Balance at December 31, 2002	100	—	209,999	(5,894)	204,105
Investment by National Waterworks Holdings, Inc.	—	—	1,000	—	1,000
Dividend distributions	—	—	(11,526)	(27,747)	(39,273)
Net income	—	—	—	33,641	33,641

Balance at December 31, 2003	100	—	199,473	—	199,473
Employee stock compensation	—	—	562	—	562
Dividend distributions	—	—	(421)	(30,977)	(31,398)
Net income	—	—	—	51,163	51,163

Balance at December 31, 2004	100	$—	$199,614	$20,186	$219,800

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
(in thousands)

				Predecessor- U.S. Filter
		Successor -		Distribution
	National Waterworks, Inc.			Group, Inc.
	(note 1)			(note 1)

			Period of	Period of
			November 22,	January 1,
	Year Ended	Year Ended	2002 through	2002 through
	December 31,	December 31,	December 31,	November 21,
	2004	2003	2002	2002
Cash flows from operating activities:
Net income (loss)	$51,163	$33,641	$(5,894)	$(412,847)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Deferred income taxes	11,246	18,093	(3,688)	2,150
Financing fees	—	—	2,500	—
Amortization of deferred financing fees	3,576	2,928	133	—
Non-cash stock compensation expense	562	—	—	—
Depreciation and amortization	2,371	2,564	252	3,131
Loss on goodwill impairment	—	—	—	459,000
Gain on disposal of equipment	(264)	(55)	—	(72)
Provision for doubtful accounts	1,076	953	(119)	1,004
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(39,264)	(15,417)	39,470	(22,557)
Inventories	(35,228)	880	6,651	(4,769)
Other current assets	5	(287)	(1,401)	673
Other assets	(1,345)	(1,566)	—	4,306
Trade accounts payable and other accrued expenses	66,060	(6,396)	1,140	26,221
Other long term liabilities	1,458	1,674	—	—

Net cash from operating activities	61,416	37,012	39,044	56,240

Cash flows from investing activities:
Capital expenditures	(1,424)	(2,022)	(102)	(1,442)
Business acquisitions, net of cash	(1,992)	(3,224)	(643,753)	(19,595)
Proceeds from sales of property and equipment	636	803	—	874

Net cash from investing activities	(2,780)	(4,443)	(643,855)	(20,163)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	450,000	—
Financing fees	—	(5,482)	(15,300)	—
Equity investment by National Waterworks Holdings, Inc.	—	1,000	209,999	—
Principal payments on long-term debt	(30,000)	(10,000)	—	(222)
Dividend distribution	(31,398)	(39,273)	—	—
Investment by U.S. Filter Corporation	—	—	—	20,093
Funds transferred to U.S. Filter Corporation	—	—	—	(1,103,045)
Expenditures funded by U.S. Filter Corporation	—	—	—	994,010
Allocation of expenses from U.S. Filter Corporation	—	—	—	45,103

Net cash from financing activities	(61,398)	(53,755)	644,699	(44,061)

Net increase (decrease) in cash and cash equivalents	(2,762)	(21,186)	39,888	(7,984)
Cash and cash equivalents at beginning of period	18,702	39,888	—	13,288

Cash and cash equivalents at end of period	$15,940	$18,702	$39,888	$5,304

Cash paid for interest	$31,761	$40,176	$997	$37
Cash paid for income taxes	$22,605	$3,136	$—	$27,088

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NATIONAL WATERWORKS, INC.
As of December 31, 2004 and 2003 and for
the years ended December 31, 2004 and 2003 and the
period of November 22, 2002 through December 31, 2002

U.S. FILTER DISTRIBUTION GROUP, INC. AND SUBSIDIARY
For the period of January 1, 2002 through November 21, 2002

(1) Description of Business

     National Waterworks, Inc. (“NWW” or “Successor”), a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Holdings”), was incorporated in September 2002 for the purpose of acquiring substantially all of the assets and assuming certain obligations of U.S. Filter Distribution Group, Inc. (“USFDG” or “Predecessor”), a wholly owned subsidiary of United States Filter Corporation (“USFC”), which is an indirect-wholly owned subsidiary of Veolia Environnement (“Veolia”, formerly Vivendi Environnement S.A.). The acquisition was consummated on November 22, 2002 (see note 3). NWW is a distributor of water and wastewater (sewer) transmission products including pipe, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Principal customers served are in the contractor and municipal markets in the United States. Prior to the acquisition, USFDG conducted such business activities.

     As a result of the NWW acquisition, the balance sheets as of December 31, 2004 and 2003, and the statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2004 and 2003 and for the period from November 22, 2002 through December 31, 2002 represent NWW’s financial position and the results of its operations and cash flows as of those dates and for those periods. The statements of operations, stockholder’s equity and cash flows for the period of January 1, 2002 through November 21, 2002 represent USFDG’s consolidated results of operations and cash flows for that period.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

     The financial statements of USFDG include the financial statements of USFDG and its wholly owned subsidiary, United States Filter Receivables Corporation (“USFRC”). USFRC was incorporated in 2001 in the state of Delaware. All significant intercompany balances and transactions have been eliminated in consolidation. NWW has no subsidiaries.

(b) Cash Equivalents

     All highly liquid investments with maturities at date of purchase of three months or less are considered to be cash equivalents.

(c) Inventories

     Inventories are stated at the lower of cost or market. The weighted average cost method is used to determine cost for all inventories.

(d) Property and Equipment

     Property and equipment are stated at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	5 to 30 years
Office furniture, fixtures and equipment	3 to 5 years
Transportation equipment	1 to 5 years
Machinery and equipment	5 years

     Depreciation expense related to leasehold improvements generally is recorded over the remaining life of the lease. Maintenance and repair costs are charged to expense as incurred. Additions, renewals and improvements are capitalized. Upon the sale or retirement of an asset, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

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

(f) Income Taxes

     Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     NWW files a consolidated return with Holdings. For the purpose of these financial statements, NWW provides for income taxes as if it were a taxable entity filing a separate return.

     USFDG filed as part of USFC’s consolidated Federal income tax return. USFC implemented certain tax planning strategies and the related impact is not reflected in these separate financial statements of USFDG. For the purpose of the consolidated financial statements presented herein, USFDG provided for income taxes as if it were a taxable entity filing a separate return.

(g) Segments of an Enterprise and Related Information

     Management has implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. Management has determined that NWW’s six geographic regions, to which substantially all income and expenses are allocated for purposes of allocating resources by the chief operating decision maker, meet all of the aggregation criteria of SFAS No. 131, including similar economic characteristics. Accordingly, there is one reportable segment.

     Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

			Period of	Period of
			November 22,	January 1,
			2002	2002
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 21,
Product Category	2004	2003	2002	2002
Pipe	$665,335	$511,938	$38,256	$424,544
Fittings	225,196	196,136	14,735	162,932
Valves	175,024	160,996	11,396	131,208
Meters	115,946	110,911	7,827	94,905
Fire hydrants	89,647	79,800	5,344	66,046
Service and repair products	91,701	86,481	6,336	69,515
Other	159,221	134,807	10,356	109,618

	$1,522,070	$1,281,069	$94,250	$1,058,768

     All revenues are derived from customers domiciled in the United States and there are no long-lived assets located outside of the United States. No single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

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

(j) Shipping and Handling Costs

     Shipping and handling costs billed to customers are included in net sales. Shipping and handling costs associated with outbound freight are included in cost of goods sold.

(k) Goodwill

     Goodwill represents the excess of the purchase price of acquired businesses over the allocated fair value of the related net assets. NWW reviews goodwill for impairment annually at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

(l) Stock Compensation

     NWW follows SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the fair value of stock-based compensation is recorded as compensation expense over the vesting or performance period with a corresponding increase to additional paid-in capital.

(m) Recent Accounting Pronouncements

     In November 2002, the EITF reached consensus on Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. It also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable and reasonably estimable and should be based on a systematic and rational method. NWW has historically accounted for such consideration as a reduction of cost of goods sold when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received. NWW estimated the adoption of this EITF increased net income by $1.4 million for the year ended December 31, 2003.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. NWW plans to adopt SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on NWW’s financial statements.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. NWW plans to adopt SFAS No. 153 on July 1, 2005. The adoption of SFAS No. 153 is not expected to have a significant impact on NWW’s financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an Amendment of FASB Statements No. 123 and 95 (SFAS No. 123R). SFAS No. 123R requires the recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for most public companies’ interim or annual periods beginning after June 15, 2005. NWW plans to adopt SFAS No. 123R prospectively on July 1, 2005. The adoption of SFAS No. 123R is not expected to have a significant impact on NWW’s financial statements.

(n) Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income (loss) for any of the periods presented.

(3) Acquisitions and Divestitures

     On February 9, 2004, NWW acquired substantially all of the assets and certain liabilities of Midstate Utility Supply, Inc. for an aggregate purchase price of approximately $2.0 million. This acquisition was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of the purchase price resulted in the recognition of approximately $1.1 million of goodwill. As this acquisition is immaterial to the financial statements, pro forma results of operations are not presented.

     On November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of USFDG. The acquisition was accounted for as a business combination under SFAS No. 141 and as a taxable transaction for Federal and state income tax purposes. The aggregate purchase price, prior to post-closing purchase price adjustments, was $643.8 million. In addition, NWW incurred $15.3 million in financing fees of which $12.8 million was capitalized as deferred financing fees and $2.5 million expensed as interest expense. During 2003, NWW recorded additional deferred financing fees of $8.9 million which were initially considered direct costs of the acquisition. These fees will be amortized over the remaining life of the related debt.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed as of the date of acquisition (in thousands):

Assets:
Current assets	$312,684
Property and equipment	21,953
Goodwill	465,662

Total assets acquired	800,299

Liabilities:
Current liabilities	156,546

Total liabilities	156,546

Net assets acquired	$643,753

     The goodwill acquired is deductible for income tax purposes.

     Current assets includes a $13.0 million inventory valuation adjustment pursuant to SFAS No. 141 of which $4.0 million and $9.0 million was recognized as an increase in cost of goods sold for the year ended December 31, 2003 and the period of November 22, 2002 through December 31, 2002, respectively.

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

     On March 29, 2002, USFDG acquired substantially all of the assets and certain liabilities of Utility Piping Systems, Inc. for an aggregate purchase price of $19.6 million. This acquisition was accounted for by the purchase method, and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the date of acquisition. The allocation of purchase price resulted in approximately $14.3 million of goodwill acquired. As this acquisition is immaterial to USFDG’s consolidated financial statements, pro forma results of operations are not presented.

(4) Goodwill

     The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
Balance at beginning of period	$456,080	$465,662

Midstate Utility Supply, Inc. acquisition	1,141	—

Additional goodwill related to the NWW acquisition of USFDG:
Additional transaction costs	—	84
Working capital purchase price adjustment	—	3,140
Purchase accounting adjustment-change in tax basis of assets acquired	—	(3,886)
Additional financing fees initially considered direct acquisition costs	—	(8,920)

Balance at end of period	$457,221	$456,080

     During 2003, NWW recorded additional deferred financing fees of $8.9 million that will be amortized over the remaining life of the related debt. Also, additional deferred tax assets of $3.9 million were recorded based on management’s best estimate of the acquired assets that will ultimately be accepted by the taxing authorities.

     Effective with the acquisition of USFDG, NWW adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill be tested for impairment on an annual basis at the reporting unit level. NWW identified and assigned goodwill to its six reporting units as described in note 2. NWW reviewed goodwill for impairment at the beginning of fourth quarter 2004 and 2003. Based on the results of these impairment tests, NWW determined there was no impairment of goodwill to any of the reporting units.

     In accordance with SFAS No. 142, effective January 1, 2002, USFDG completed the transition assessment of whether there was an indication that goodwill was impaired and concluded that it was probable that goodwill assigned to its reporting units was impaired. The fair value of USFDG’s reporting units was estimated using, among other factors, the sales price included in the sale agreement by USFC and USFDG to sell substantially all of USFDG’s assets, net of certain liabilities, for a cash purchase price of $620.0 million. USFDG’s management estimated an impairment loss of approximately $459.0 million. The goodwill impairment loss was reported as a cumulative effect of a change in accounting principle.

(5) Allocations and Other Services

     USFDG participated in certain services provided by USFC, as described below:

(a) Cash Management

     Prior to November 2002, USFDG participated in USFC’s centralized cash management system and, as such, USFDG’s cash funding requirements including interest and tax obligations, were met by USFC and cash received by USFDG was transferred to USFC on a daily basis.

(b) Allocations

     The statement of operations for the period of January 1, 2002 through November 21, 2002 includes all direct costs of USFDG as well as $45.1 million of corporate costs allocated by USFC. Allocated costs include general liability insurance, workers’ compensation insurance, employee health and dental insurance, 401(k) plan matching contributions, legal fees, income taxes and certain other costs. In the opinion of management, these allocations were made on a basis believed to be reasonable based on USFDG operating within the structure of a larger parent organization. However, the allocations are not necessarily indicative of the level of expenses which might have been incurred by USFDG if it had operated as a stand-alone entity.

(6) Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2004	2003
Land	$6,146	$6,295
Buildings and improvements	9,839	9,694
Office furniture, fixtures and equipment	3,454	2,821
Transportation equipment	3,418	3,420
Machinery and equipment	990	830

	23,847	23,060
Less accumulated depreciation and amortization	(4,578)	(2,537)

	$19,269	$20,523

(7) Leases

     NWW has certain noncancelable operating leases primarily for transportation equipment and office space. These leases generally contain automatic renewal options until terminated by either party and require the lessee to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was $15.6 million and $14.6 million for years ended December 31, 2004 and 2003, respectively, and $1.2 million and $12.6 million for the period of November 22, 2002 through December 31, 2002 and the period of January 1, 2002 through November 21, 2002, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are (in thousands):

Total
2005	$12,048
2006	9,430
2007	6,370
2008	4,005
2009	2,135
Thereafter	3,597

$37,585

(8) Long-Term Debt

     Long-term debt at December 31, 2004 and 2003 consists of the following (in thousands):

	2004	2003
Unsecured 10.5% Senior Subordinated Notes due December 1, 2012, interest payable semi-annually	$200,000	$200,000
Secured borrowings under financing agreement; for 2004, LIBOR interest (no floor) plus a spread of 2.50%; for 2003, LIBOR interest (no floor) plus a spread of 2.75%; interest rates were 5.06% and 3.92% at December 31, 2004 and 2003, respectively; principal payments due quarterly plus annual payments based on excess cash flow provisions as defined in the agreement; matures November 22, 2009; secured by the assets of NWW	210,000	240,000

Total long-term debt	410,000	440,000

Less current installments	15,000	15,000

Long-term debt, excluding current installments	$395,000	$425,000

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

     In November 2002, NWW entered into a financing agreement with a syndicate of lenders under which NWW borrowed $250.0 million under a term loan bearing an interest rate of LIBOR (floor of 2.5%) plus 4.0% or alternatively Prime plus 3.0%. The spread decreases upon attaining certain financial targets and ratios. The financing agreement allows for additional revolver borrowings through November 22, 2008 in the amount of $75.0 million. The revolver had an interest rate of LIBOR (floor 2.5%) plus 3% or alternatively Prime plus 2%. NWW has the option to elect 30, 60, 90, or 180 day interest periods and must pay an annual commitment fee of 1/2 of 1% on the unused portion of the commitment. The spread and commitment fee decrease based on attaining certain financial targets and ratios. The agreement allows NWW to utilize up to $35.0 million of the $75.0 million revolver borrowings for letters of credit, bearing an interest rate of 3% and upfront fees of .25%. NWW utilized $4.4 million and $3.8 million of the revolver borrowings to cover outstanding letters of credit at December 31, 2004 and 2003, respectively. The $75.0 million revolver capacity was reduced accordingly at these dates.

     In August 2003, NWW amended the senior credit facility in connection with the refinancing of the outstanding term loan portion thereof. The amendment, among other things, provided for lower applicable margins for both LIBOR rate and Prime rate term loan under the refinanced facility. In addition, the minimum LIBOR rate of 2.50% for the term loan that existed prior to the amendment was removed. The amendment also permits NWW to issue, without the consent of lenders under the senior credit facility, an incremental $50.0 million of credit facilities in addition to the $50.0 million permitted prior to the amendment, contingent upon meeting certain covenants. In connection with the amendment, we paid approximately $6.0 million of financing fees, including a $4.9 million call premium. The call premium was recorded as deferred financing fees. The remaining financing fees were charged to interest expense.

     In December 2003, NWW executed a Second Amendment to the senior credit facility in connection with a dividend paid to the shareholders of Holdings. The amendment permits NWW to pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios. In addition, the aggregate amount of dividends paid pursuant to this amendment may not exceed $110.0 million in total, and may not exceed $45.0 million for the year ended December 31, 2003 and $40.0 million for any year thereafter, provided that any amount not paid in the year for which it is permitted may be carried over to any succeeding year. In connection with the amendment, NWW paid approximately $2.3 million in financing fees which were charged to interest expense.

     The financing agreement and the indenture related to the senior subordinated notes contain various covenants including limitations on additional indebtedness, restricted payments, the incurrence of liens, transactions with affiliates and sales of assets. In addition, the financing agreement requires NWW to satisfy certain financial covenants, including leverage and interest coverage ratios and capital expenditure limitations. NWW was in compliance with all of the covenants of the financing agreement and the indenture at December 31, 2004 and 2003.

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are (in thousands):

Total
2005	$15,000
2006	20,000
2007	25,000
2008	25,000
2009	125,000
Thereafter	200,000

$410,000

     In addition, NWW is required to repay the term loan under the financing agreement in an amount equal to 75% of excess cash flow (as defined in the financing agreement) each fiscal year and with 100% of the net proceeds of certain asset dispositions and debt issuances and 75% of the net proceeds of certain equity issuances. The prepayment percentages with respect to excess cash flow and equity issuances were reduced to 50% after December 31, 2003 based on NWW’s attainment of certain financial ratios. NWW made an optional prepayment of $15.0 million in December 2004 related to the year ended December 31, 2004. NWW was not required to make an excess cash flow payment for the year ended December 31, 2003.

     On October 29, 2004, Holdings issued $250.0 million of unsecured senior notes for the purpose of returning capital to its existing equity holders. These notes, which bear interest at 12.5%, mature January 1, 2014 and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings’ option. In connection therewith, NWW executed a Third Amendment to its senior credit facility on October 26, 2004. This amendment, among other things, provides for reduced pricing on the term loan and increases the amount of limited dividends and distributions that may be paid to Holdings. Though not obligated to do so, NWW anticipates paying such dividends and distributions to Holdings to service the interest payments on its senior subordinated notes. The reduced pricing includes a reduction in the applicable margin of the term loan with a step-down provision upon NWW achieving certain financial ratios. Based on the satisfaction of certain financial covenants and ratios and other conditions, the aggregate amount of dividends that can be paid to Holdings refreshed to an aggregate of $125.0 million on January 1, 2005. The $40.0 million per-fiscal-year restriction, with the provision that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year, remains unchanged.

(9) Income Taxes

     Income tax expense (benefit) attributable to income (loss) from continuing operations for each of the periods presented consists of the following (in thousands):

			Period of	Period of
			November 22,	January 1,
			2002	2002
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 21,
	2004	2003	2002	2002

Current:
Federal	$19,697	$4,547	$—	$23,547
State	3,754	649	—	3,541

	23,451	5,196	—	27,088

Deferred:
Federal	9,359	15,831	(3,098)	1,869
State	1,887	2,262	(590)	281

	11,246	18,093	(3,688)	2,150

Income tax expense (benefit)	$34,697	$23,289	$(3,688)	$29,238

     Income tax expense (benefit) attributable to income (loss) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income from continuing operations as a result of the following (in thousands):

			Period of	Period of
			November 22,	January 1,
			2002	2002
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 31,	November 21,
	2004	2003	2002	2002
Expected income tax expense (benefit)	$30,051	$19,925	$(3,354)	$26,387
Increase (decrease) resulting from:
Permanent differences:
Meals and entertainment	508	511	50	364
Stock compensation	197	—	—	—
Other	274	7	—	3
State and local income taxes	3,667	2,846	(384)	2,484

Actual income tax expense (benefit)	$34,697	$23,289	$(3,688)	$29,238

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below (in thousands):

	December 31,	December 31,
	2004	2003
Deferred tax assets:
Inventories	$1,286	$759
Allowance for doubtful accounts	814	—
Deferred financing fees	1,006	1,339
Start-up costs	2,174	3,886
Other accruals	488	33

Total deferred tax assets	5,768	6,017

Deferred tax liabilities:
Depreciation and amortization	26,343	15,235
Prepaid expenses	1,190	1,252
Other	—	49

Total deferred tax liabilities	27,533	16,536

Net deferred tax liabilities	$21,765	$10,519

     Current income taxes payable of $2.9 million and $2.1 million are included in other accrued expenses at December 31, 2004 and 2003, respectively. Current deferred tax liability of $0.5 million is included in other accrued expenses at December 31, 2003.

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets will be deductible, management believes it is more likely than not that NWW will realize the benefits of these temporary differences at December 31, 2004 and, therefore, has not established a valuation allowance.

     At December 31, 2002, NWW had a net operating loss carryforward for Federal and state income tax purposes of approximately $15.6 million which was available to offset Federal taxable income through 2022 and future taxable income in various states through 2007. The entire net operating loss carryforward was utilized during 2003 for both Federal and state income tax purposes.

(10) Completion Bonuses and Restricted Stock Agreements

     In April 2002, USFC entered into agreements with certain members of management and other key employees of USFDG, to provide them with an opportunity to earn cash incentive “completion bonuses” in connection with the anticipated sale of USFDG. Completion bonus payments were made by USFC following consummation of the acquisition to each employee with such an agreement, unless such individual’s employment was terminated voluntarily or for cause prior thereto. Payments by USFC pursuant to these arrangements totaled $6.2 million for the period of January 1, 2002 through November 21, 2002.

     In November 2002, certain employees of NWW purchased, at fair value, shares of Holdings’ Class A Common Stock and entered into a restricted stock agreement with Holdings. Under the terms of the restricted stock agreement, Holdings has the option to repurchase the shares at the lower of the then current fair value of the stock or the employees’ purchase price. Certain shares subject to repurchase by Holdings are reduced over a four-year period (“time based shares”) with the remaining shares being reduced over a four-year period if certain financial measures, as defined in the restricted stock agreement, are met by NWW (“performance based shares”). If the employee remains employed by NWW, and if the performance based targets are not met, Holdings ceases to have the right to repurchase such shares on the eighth anniversary of the date of the restricted stock agreement.

     In the event the employee ceases employment with NWW, there is no further reduction in the shares then subject to repurchase. If an employee is terminated without cause within one year of a sale of NWW or Holdings, Holdings ceases to have the right to repurchase any time-based shares then subject to repurchase. In addition, if there is a sale of NWW or Holdings or a public offering of the equity securities of NWW or Holdings, Holdings ceases to have the right to repurchase any performance based shares then subject to repurchase if J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. and their affiliates realize a specified return on their original investments as defined in the restricted stock agreement. In the event the employee is terminated for cause, all shares purchased by the employee are subject to repurchase by Holdings.

(11) Employee Benefit Plans

     Retirement Savings Plan. NWW adopted a 401(k) retirement savings plan on January 1, 2003 which is available to full time and full time equivalent employees. The plan allows employees to contribute a portion of their compensation on a pretax basis, subject to statutory limits. NWW matches 50% of up to 7% of participant contributions. Expenses charged to operations related to this plan were $2.1 million and $1.9 million for the years ended December 31, 2004 and 2003, respectively.

     Management Deferred Compensation Plan. NWW established a non-qualified management deferred compensation plan on January 1, 2003. The plan allows eligible employees to defer up to 50% of their regular taxable earnings and up to 100% of their annual bonus, as described in the plan. The participants’ contributions are not matched by NWW. Although there are no specific funding requirements under the plan, NWW has elected to fund the plan through contributions to a rabbi trust. The fair value of the assets held in the rabbi trust was $2.9 million and $1.6 million at December 31, 2004 and 2003, respectively, and is included in other assets. The fair value of the participant accounts was $3.1 million and $1.7 million at December 31, 2004 and 2003, respectively, and is included in other long-term liabilities.

(12) Commitments and Contingencies

     Certain of USFDG’s predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe distributed was primarily used in water and sewage application where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

     As discussed in Note 3, USFC and USFDG completed an agreement to sell substantially all of USFDG’s assets, net of certain liabilities as defined in the sales agreement, to NWW. The November 2002 acquisition was structured as an asset purchase and NWW did not assume any existing or future asbestos-related liabilities relating to USFC or its predecessors. USFC and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend NWW from and against these liabilities on an unlimited basis with no termination date. USFC and USFDG also agreed that, until November 22, 2012, USFC will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of USFC and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, we could become subject to asbestos liabilities in the future to the extent we are found to be a successor to USFDG and to the extent USFDG, USFC and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and USFC and in view of the indemnity by USFDG and USFC with respect to retained liabilities and the

Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at December 31, 2004 and 2003.

     USFDG and its predecessor companies have been named as defendants in 1,172 asbestos related lawsuits, of which 960 have been dismissed, 143 have been settled and 69 remain open at December 31, 2004. USFDG is responsible for 42% of the aggregate costs related to these lawsuits, with the remaining liability shared by USFDG’s insurers. As of December, 31, 2004, USFDG has made aggregate settlement payments of $0.1 million and paid aggregate defense costs of $0.5 million related to settled claims.

     NWW is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NWW’s financial position or results of operations.

(13) Fair Value of Financial Instruments

     Financial instruments consist of cash and cash equivalents and long-term debt as of December 31, 2004 and 2003. The carrying amount of cash and cash equivalents approximates the fair value because of the short-term nature of these instruments. The fair value of the senior subordinated notes long-term debt is estimated at $225.0 million and $228.0 million at December 31, 2004 and 2003, respectively, based on quoted market prices as of those dates compared to a carrying value of $200.0 million. The carrying value of the term loan under NWW’s financing agreement approximates the fair value as the interest rates float with market interest rates.

(14) Related Party Transactions

     In November 2002, NWW entered into a management agreement with J.P. Morgan Partners, LLC and Thomas A. Lee Partners, L.P. (“Sponsors”). Each of the Sponsors and its affiliates owns 43.3% of the outstanding common stock of Holdings. Under the agreement, the Sponsors agreed to provide NWW with financial advisory and other services. Beginning July 1, 2004, NWW pays each Sponsor an annual management fee of $0.5 million for these services. The management agreement continues until terminated by a Sponsor as provided in the management agreement. Upon termination under certain conditions, each Sponsor will be entitled to receive a termination fee equal to the net present value of the fees that would have been paid to the Sponsor for the 10-year period commencing on the date of termination.

     In connection with the Acquisition, NWW paid each Sponsor a transaction fee in the amount of $8.0 million ($16.0 million in the aggregate). NWW also paid all expenses of the Sponsors and their controlled affiliates, including the fees and expenses of their respective counsel and other advisors and consultants, in connection with the Acquisition. These arrangements with the Sponsors also contain standard indemnification provisions by NWW of the Sponsors.

     Additionally, in connection with the Acquisition, NWW entered into the senior credit facility with J.P. Morgan Securities Inc. as a co-syndication agent and as a joint lead arranger and Chase Lincoln First Commercial Corp., an affiliate of JPMorgan Chase Bank, as a lender. J.P. Morgan Securities Inc. was also an initial purchaser of NWW’s senior subordinated notes. Both J.P. Morgan Securities Inc. and Chase Lincoln First Commercial Corp. are affiliates of J.P. Morgan Partners, LLC. In connection with the senior credit facility, J.P. Morgan Securities Inc. and Chase Lincoln First Commercial Corp. received customary fees for acting in such capacities. J.P. Morgan Securities Inc. also received a proportionate share of the initial purchasers discount in connection with the offering of NWW’s senior subordinated notes. In addition, J.P. Morgan Securities also received a customary fee in respect of a bridge financing commitment which was not utilized. J.P. Morgan Securities Inc. was also paid usual and customary

     In January 2003, one of the directors of NWW and Holdings who had not made an investment in Holdings at the time the NWW acquisition was consummated made a $1.0 million cash equity investment in Holdings in exchange for the issuance of shares of common stock of Holdings. Holdings made a concurrent $1.0 million capital contribution to NWW. The investment was made at the same price per share as the original investment made by the Sponsors and management on November 22, 2002.

arrangement fees in connection with the execution of the First, Second and Third amendments to NWW’s senior credit facility.

(15) Quarterly Financial Information (unaudited)

     The following is a summary of the results of operations for each quarter in calendar 2004 and 2003 (in thousands):

	First	Second	Third	Fourth	Total
Calendar 2004
Net sales	$280,022	$417,220	$425,851	$398,977	$1,522,070
Gross profit	56,450	83,051	87,166	82,821	309,488
Net income	5,693	16,193	16,619	12,658	51,163

Calendar 2003
Net sales	$270,284	$330,423	$358,532	$321,830	$1,281,069
Gross profit	53,467	69,572	75,364	69,587	267,990
Net income	2,718	10,255	12,486	8,182	33,641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            Not applicable.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to persons who are directors and executive officers of National Waterworks and certain other key employees:

Name	Age	Position
Executive Officers
Harry K. Hornish, Jr.	59	President, Chief Executive Officer and Director
Philip Keipp	43	Vice President and Chief Financial Officer
Terry Howell	41	Chief Information Officer
J. L. Walker	58	Vice President of Human Resources

Other Key Employees
Rob Hickson	57	Vice President — Midwest Region
Ed Maczko	57	Vice President — Southwest Region
Ron Hood	59	Vice President — Pacific Region
Jerry Webb	46	Vice President — Southeast Region
Irving Welchons III	56	Vice President — Mid-South Region
Jack Schaller	49	Vice President — Mid-Continent Region
Don Clayton	29	Corporate Controller
Jack Olson	54	Director of Information Technology

Non-Employee Directors
Todd M. Abbrecht	36	Director
Anthony J. DiNovi	42	Director
Stephen V. McKenna	36	Director
Paul M. Meister	52	Director
C. Dean Metropoulos	58	Director
Stephen P. Murray	42	Director
Kevin G. O’Brien	39	Director
Soren L. Oberg	34	Director
Andrew D. Seidel	42	Director

     Harry K. Hornish, Jr. has been National Waterworks’ President, Chief Executive Officer and a director since November 22, 2002. Prior thereto Mr. Hornish was President and Chief Operating Officer of U.S. Filter Distribution Group, Inc. since February 1998. Previously, Mr. Hornish served as U.S. Filter Distribution Group, Inc.’s Executive Vice President since its inception in 1996. Prior to that, Mr. Hornish was President and Chief Executive Officer of The Utility Supply Group, Inc., which was acquired by U.S. Filter Distribution Group, Inc. in 1996, after it was spun-off from CertainTeed Corporation in 1994. Mr. Hornish was employed by CertainTeed Corporation from 1987 to 1994, where he held executive positions in both the Building Materials and the Utility Supply divisions. His early career included several sales, marketing, and senior management positions with the distribution division of Owens Corning Fiberglass. Mr. Hornish received a B.A. degree in Political Science from Marshall University.

     Philip Keipp has been National Waterworks’ Chief Financial Officer since January 5, 2005. Prior thereto, Mr. Keipp served as National Waterworks’ Controller since November 22, 2002 and held the same position with U.S. Filter Distribution Group, Inc. since 1998. Previously, Mr. Keipp was Chief Financial Officer with Sidener Supply Company, which U.S. Filter Distribution Group, Inc. acquired in 1997. Prior to that, Mr. Keipp was with KPMG from 1986 to 1996 where he was a Senior Manager in the firm’s Manufacturing, Retail and Distribution Practice. Mr. Keipp received a B.S. degree in Business

Administration with an emphasis in Accounting from Lindenwood University. He also attended the University of Missouri in St. Louis and is a Certified Public Accountant.

     Terry Howell has been National Waterworks’ Chief Information Officer since November 22, 2002. Prior thereto, he served as Vice President of Marketing & System Operations with U.S. Filter Distribution Group, Inc. since its inception in 1996. Mr. Howell served in various staff positions with U.S. Filter Distribution Group, Inc.’s predecessor, Davis Water & Waste Industries, Inc. At that company, he served as Manager of Plant Sales, Operations Analyst, IT Manager, and finally as Marketing Manager, where he was part of a four person management team directly responsible for the operations and sales of 25 branches. He joined Davis Water & Waste, Industries, Inc. in 1991 after serving six years as a decorated Commissioned Officer in the U.S. Navy. Mr. Howell earned a degree from the US Naval Academy in 1985 in Applied Science — Computer Programming and training as a Gas Turbine Engineer.

     J.L. Walker has been National Waterworks’ Vice President of Human Resources since November 22, 2002. Prior thereto he held the same position with U.S. Filter Distribution Group, Inc. since its inception in 1996. Prior to that, Mr. Walker held the same position with The Utility Supply Group, Inc. since its inception in 1994. Mr. Walker was employed by CertainTeed Corporation from 1980 to 1994, where he held various management positions in Human Resources for both the Building Materials and the Utility Supply divisions. Mr. Walker’s experience also includes ten years in various manufacturing positions and service in the U.S. Navy. Mr. Walker received a B.A. degree from Georgia State University.

     Rob Hickson has been National Waterworks’ Vice President—Midwest Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1996. Previously, Mr. Hickson held Regional Vice President positions with WaterPro Supplies Corporation from 1990 until U.S. Filter Distribution Group, Inc. acquired it in 1996. Mr. Hickson has been employed in the waterworks industry since 1972. Mr. Hickson attended Clemson University and Francis Marion University.

     Edward E. Maczko, Jr. has been National Waterworks’ Vice President—Southwest Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1999. Prior to that, Mr. Maczko served as the District Manager for Arizona. Mr. Maczko held a similar position with The Utility Supply Group, Inc. from 1990 until U.S. Filter Distribution Group, Inc. acquired it in 1996. He has been employed in the waterworks industry since 1971 and received a B.S. degree in Business from Northeastern University.

     Ron Hood has been National Waterworks’ Vice President—Pacific Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1996. Mr. Hood served in the same position with The Utility Supply Group, Inc. until U.S. Filter Distribution Group, Inc. acquired it in 1996. There he also held various branch and district management positions from 1990 until 1995. Mr. Hood had been employed by manufacturing and distribution companies in the waterworks industry since 1966 and attended Fullerton Jr. College.

     Jerry L. Webb has been National Waterworks’ Vice President—Southeast Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1997. Previously, Mr. Webb served as National Sales Manager of the distribution division of U.S. Filter Distribution Group, Inc.’s predecessor, Davis Water & Waste Industries, Inc. since 1995. Mr. Webb previously held various management positions with Davis companies from 1988 to 1995. He has been employed in the waterworks industry since 1981 and received a B.B.A. degree in Accounting from Valdosta State University.

     Irving B. Welchons III has been National Waterworks’ Vice President—Mid-South Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1996. Previously, Mr. Welchons served as Regional Manager of WaterPro Supplies Corporation from 1991 until it was acquired by U.S. Filter Distribution Group, Inc. in 1996. Prior to that, Mr. Welchons held various positions in the waterworks distribution industry since 1972. Mr. Welchons attended Virginia Polytechnic Institute and State University.

     Jack Schaller has been National Waterworks’ Vice President—Mid-Continent Region since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1997. Previously, Mr. Schaller served as President of Sidener Supply Company from 1996 until it was acquired by U.S. Filter Distribution Group, Inc. in 1997. From 1984 to 1997, Mr. Schaller held numerous positions with Sidener Supply Company, including branch manager of three locations and director of implementation for a new computer system. Mr. Schaller has been employed in the waterworks industry since 1979 and received a degree in Forest Management from the University of Missouri and a Master’s degree in Business Management from Webster University.

     Don Clayton has been National Waterworks’ Corporate Controller since December 6, 2004. Prior thereto, he served in the audit practice of PricewaterhouseCoopers LLP since 1997, most recently as a Senior Manager. Mr. Clayton received a B.S. degree in Business Administration with an emphasis in accounting from Southeast Missouri State University. Mr. Clayton is a Certified Public Accountant.

     Jack Olson has been National Waterworks’ Director of Information Technology since November 22, 2002. Prior thereto, he held the same position with U.S. Filter Distribution Group, Inc. since 1996. From 1994 to 1996, Mr. Olson served as Director of Information Technology of U.S. Filter Distribution Group, Inc.’s predecessor, Davis Water & Waste Industries, Inc. Prior to that, Mr. Olson held the position of Systems Engineer and Instructor with IBM from 1977 to 1994. Mr. Olson received a B.A. degree in Mathematics from Southwest Minnesota State University and a M.S. degree in Mathematics from the University of Idaho.

     Todd M. Abbrecht became a director of National Waterworks on November 22, 2002. Mr. Abbrecht has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1992 and currently serves as Managing Director. Prior to joining the firm, Mr. Abbrecht was in the mergers and acquisitions department of Credit Suisse First Boston. Mr. Abbrecht is currently a director of Michael Foods, Inc., Warner Chilcott Corporation and Simmons Company.

     Anthony J. DiNovi became a director of National Waterworks on November 22, 2002. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Co-President. Prior to joining the firm, Mr. DiNovi was in the corporate finance department of Goldman, Sachs & Co. Mr. DiNovi is currently a director of American Media, Inc., Endurance Specialty Insurance, Ltd., FairPoint Communications, Inc., Michael Foods, Inc., US LEC Corporation and Vertis, Inc., and also serves on the boards of several private companies.

     Stephen V. McKenna became a director of National Waterworks on November 22, 2002. Mr. McKenna is a Principal of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 2000, Mr. McKenna worked in the Investment Banking Division at Morgan Stanley & Co. Prior to joining Morgan Stanley & Co. in 1999, Mr. McKenna worked in the Mergers & Acquisitions Group at J.P. Morgan & Co. since 1996. Currently, he serves as a director of PQ Corp., as well as several private companies.

     Paul M. Meister became a director of National Waterworks on November 22, 2002. Mr. Meister currently serves as Vice Chairman of the board of directors of Fisher Scientific International, Inc. Mr.

Meister is also a Managing Director of Latona Associates, a merchant banking firm. Mr. Meister also serves as a director of M&F Worldwide Corp and LKQ Corporation.

     C. Dean Metropoulos became a director of National Waterworks on November 22, 2002. Mr. Metropoulos is Chairman and CEO of C. Dean Metropoulos & Company, a boutique acquisition and management firm with offices in New York, NY, Greenwich, CT and London, United Kingdom. C. Dean Metropoulos & Co. has been involved in more than 45 acquisitions involving over $12 billion in invested capital over the past 12 years.

     Stephen P. Murray has been a director of National Waterworks since its incorporation in September 2002. Mr. Murray is a Partner of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 1984, Mr. Murray was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover Trust Company. Currently, he serves as a director of Cornerstone Brands, ERisk, The Excite Network, La Petite Academy, Pinnacle Foods, Strongwood Holdings and Zoots, Inc., and also serves as a board observer at Cabela’s, Inc.

     Kevin G. O’Brien became a director of National Waterworks on November 22, 2002. Mr. O’Brien is a Principal of J.P. Morgan Partners, LLC. Prior to joining J.P. Morgan Partners, LLC in 2000, Mr. O’Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities Inc. (a predecessor of J.P. Morgan Securities, Inc.) since 1994. Previously, he was an officer in the U.S. Navy. Currently, he serves as a director of La Petite Academy and Pinnacle Foods Holding Corp.

     Soren L. Oberg became a director of National Waterworks on November 22, 2002. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1993 and currently serves as Managing Director. Prior to joining the firm, Mr. Oberg worked in the Merchant Banking Division of Morgan Stanley & Co., Inc. Mr. Oberg is currently a director of American Media, Inc. and Vertis, Inc., and also serves on the boards of several private companies.

     Andrew D. Seidel became a director of National Waterworks on January 28, 2005. Mr. Seidel was employed by United States Filter Corporation from inception in 1991 until its acquisition by Siemens A.G. in 2004. From 2000 until 2004, Mr. Seidel served as United States Filter Corporation’s Chief Executive Officer. Prior to 2000, Mr. Seidel served as Executive Vice President and Chief Operating Officer of the US Filter Water & Wastewater Group. Mr. Seidel previously served as a director on the board of United States Filter Corporation and Philadelphia Suburban Water and as a director on the Management Board of French-based Veolia Environnement. Mr. Seidel holds a bachelor’s degree in Chemical Engineering and an MBA from the Wharton School at the University of Pennsylvania.

Committees of the Board of Directors

     National Waterworks’ board of directors has a compensation committee and an audit committee. The compensation committee reviews and approves the compensation and benefits for our employees, directors and consultants; administers our employee benefit plans; authorizes and ratifies stock option grants and other incentive arrangements and authorizes employment and related agreements. The members of the compensation committee are Messrs. McKenna, Metropoulos and Oberg. The audit committee is responsible for the annual appointment of our independent auditors and reviews the scope of, and approves, all audit and non-audit services and related fees of our independent auditors. The audit committee also reviews with the independent auditors, among other matters, accounting principles we will use in financial reporting, internal auditing procedures and the adequacy of our internal auditing procedures. The members of our audit committee are Messrs. Abbrecht, Meister and O’Brien. Mr. Meister serves as the audit committee’s financial expert.

Compensation of Directors

     National Waterworks’ directors who are also our employees or employees of our principal stockholders receive no additional compensation for their service as directors. Compensation for other directors is $25,000 per annum for collective Board and Committee service. Additionally, National Waterworks provides payment of travel-related expenses incurred in connection with attendance of Board and Committee meetings.

Codes of Ethics

     Our employee handbook contains certain standards for ethical conduct required of our employees. We require all employees to meet our ethical standards which include compliance with all laws while performing their job duties with high integrity and professionalism.

     We have also adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer, our Corporate Controller and all other executive officers, as well as certain other key employees. This Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting and compliance with all applicable laws and regulations. A copy of our Code of Ethics is posted on our website at www.nationalwaterworks.com. In the event that we amend or waive any of the provisions of the Code of Ethics, we intend to disclose that fact on our website.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation earned by National Waterworks’ Chief Executive Officer and its four other most highly compensated executive officers during 2004 and 2003.

				Other	All
				Annual	Other
				Compensation	Compensation
Name and Principal Position	Year	Salary	Bonus	(1)	(2)
Harry K. Hornish, Jr.,	2004	$452,928	$450,500	$—	$6,500
President and	2003	426,958	344,250	—	6,000
Chief Executive Officer	2002	355,780	159,255	—	1,555,555

Mechelle Slaughter,	2004	212,005	212,000	—	6,500
Former Chief Financial	2003	200,943	162,000	—	6,000
Officer (3)	2002	172,634	77,510	—	935,500

Terry Howell,	2004	159,750	159,000	—	6,500
Chief Information	2003	150,712	121,500	—	6,000
Officer	2002	135,708	43,240	—	563,500

J.L. Walker,	2004	138,440	51,142	—	6,500
Vice President — Human	2003	130,589	48,230	—	6,000
Resources	2002	104,512	32,703	—	129,550

Philip Keipp,	2004	137,746	49,686	—	6,500
Vice President and	2003	124,801	46,200	—	3,673
Chief Financial Officer (3)	2002	112,698	36,431	—	129,550

(1)	Excludes perquisites and other benefits the amount of which did not exceed the greater of $50,000 or 10% of the employee’s total salary and bonus.

(2)	Consists of 401(k) contributions by United States Filter Corporation and National Waterworks and the change of control bonuses paid by United States Filter Corporation in connection with the Acquisition. In April 2002, United States Filter Corporation entered into agreements with certain members of management and other key employees of U.S. Filter, including the persons listed in the executive compensation table, to provide them with an opportunity to earn cash incentive “completion bonuses” in connection with the anticipated sale of the business of U.S. Filter. Completion bonus payments were made by United States Filter Corporation following consummation of the Acquisition to each employee with such an agreement, unless such individual’s employment was terminated voluntarily or for cause prior thereto. Payments by United States Filter Corporation pursuant to these arrangements totaled $6.2 million, including $1,550,050, $558,050, $124,050, $124,050 and $930,000 to Messrs. Hornish, Howell, Keipp and Walker, and Ms. Slaughter, respectively.

(3)	Effective January 5, 2005, Ms. Slaughter resigned as National Waterworks’ Chief Financial Officer and was replaced by Mr. Philip Keipp. Mr. Keipp previously served as National Waterworks’ Controller.

     Employment Agreements. National Waterworks is party to employment agreements with Mr. Hornish, Mr. Howell and Mr. Keipp providing for base salaries of approximately $482,000, $169,000 and $189,000, respectively, subject to annual adjustment as determined by National Waterworks’ board of directors. Each of the employment agreements provides for a four (4) year term and a bonus, based on EBITDA, ranging from 10% to 100% of base salary. Additionally, Mr. Keipp’s employment agreement and related stock option agreement, which were executed on March 1, 2005, provide for the issuance of employee stock options, for which vesting will be based on time and various measures of company performance.

     Additionally, each of the employment agreements provides for certain severance payments to be made if the executive’s employment is terminated without “cause,” due to a resignation for a “good reason” (each as defined in the employment agreement), or involuntarily, such as a consequence of death or disability. Following any of these events, each of Messrs. Hornish, Howell and Keipp would be entitled to receive their base salary over the twelve (12) month period commencing on the date of termination, (ii) a pro rata portion of any bonus earned during the calendar year in which the termination occurs payable concurrently with other management bonuses and (iii) reimbursement for any previously unreimbursed expenses.

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

     Prior to her resignation, Ms. Slaughter was party to a similar employment agreement. No severance payments were due upon Ms. Slaughter’s resignation from National Waterworks.

     Stock Sales and Restricted Stock Grants. Mr. Hornish, Mr. Howell, Ms. Slaughter, Mr. Keipp, Mr. Walker and certain other employees are parties to executive subscription and stock purchase agreements with Holdings. Mr. Hornish purchased 20,400 shares of Holdings’ Class B Common Stock, Ms. Slaughter purchased 10,200 shares of Holdings’ Class B Common Stock, Mr. Howell purchased 2,700 shares of Holdings’ Class B Common Stock, Messrs. Keipp and Walker each purchased 1,266 shares of Holdings’ Class B Common Stock, and other employees purchased 25,266 shares of Holdings’ Class B Common Stock, in each case at a purchase price of $50.00 per share of Class B Common Stock. Such shares of Class B Common Stock represent, in the aggregate, 1.28% of Holdings’ fully-diluted equity.

     In addition, each of Mr. Hornish, Ms. Slaughter, Mr. Howell, Mr. Keipp, Mr. Walker and certain other employees purchased for nominal consideration the conditional right to receive, in the aggregate, up to 11.75% of the fully-diluted capital stock of Holdings, comprised of shares of Holdings’ Class A Common Stock and entered into a restricted stock agreement with Holdings. Under the restricted stock agreements, the shares of Class A Common Stock are subject to three forms of vesting:

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

     The restricted stock agreement executed by Mr. Walker contains non-compete and non-solicitation provisions substantially similar to those contained in the employment agreements discussed above.

     In February 2005, National Waterworks repurchased Ms. Slaughter’s 45,607 unvested shares of restricted Class A stock for an amount equal to her original purchase price of those shares.

Compensation Committee Interlocks and Inside Participation

     During 2004, no executive officer of National Waterworks served as a member of the board of directors or compensation committee (or other board committee performing similar functions) of another entity.

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

     The following table sets forth information with respect to the ownership of the capital stock of Holdings as of March 2, 2005 by:

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

	Number of
	shares
	of Class A
	and
	Class B
	Common
	Stock
	beneficially	Percent of
Name of beneficial owner	owned(1)	Common Stock(1)
JPMP Capital Corp.(2)	2,059,351	43.1%
Thomas H. Lee Equity Fund V, L.P. and Co- Investment Entities(3)	2,059,351	43.1%
Todd M. Abbrecht(6)	2,024,278	42.4%
Anthony J. DiNovi(6)	2,024,278	42.4%
Paul M. Meister(7)	20,000	*
C. Dean Metropoulos(8)	20,000	*
Stephen P. Murray(4)	2,059,351	43.1%
Kevin G. O’Brien(4)	2,059,351	43.1%
Soren L. Oberg(5)	2,024,278	42.4%
Stephen V. McKenna(4)	2,059,351	43.1%
Harry K. Hornish, Jr.(9)	210,759	4.4%
Mechelle Slaughter(9)	59,773	2.2%
Terry Howell(9)	50,290	1.1%
Phil Keipp(9)	13,163	*
J.L. Walker(9)	13,163	*
All directors and executive officers as a group	4,516,385	94.5%

*	Less than 1%

(1)	Represents the aggregate ownership of the Class A and Class B Common Stock of Holdings. The Class A Common Stock is owned only by certain members of our senior management.

(2)	Includes 1,622,232.59 shares, 257,062.33 shares, 35,042.82 shares, 130,472.86 shares and 14,540.40 shares of Class B Common Stock owned by J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P. and J.P. Morgan Partners Global Investors (Cayman) II, L.P., respectively. JPMP Capital Corp. is the direct or indirect general partner of each of these entities. JPMP Capital Corp. and each of the foregoing entities is an affiliate of J.P. Morgan Partners, LLC and has an address c/o J.P. Morgan Partners, LLC, 1221 Avenue of the Americas, 39th Floor, New York, New York 10020.

(3)	Includes 1,586,701 shares, 411,684 shares, 21,863 shares, 12,398 shares, 10,656 shares, 9,516 shares, 2,503 shares and 4,030 shares of Class B Common Stock owned by each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Cayman Fund V, L.P. (collectively, the “THL Funds”), Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC (collectively, the “Putnam Funds”), 1997 Thomas H. Lee Nominee Trust (the “Lee Trust”) and Thomas H. Lee Investors Limited Partnership (“Investors”), respectively. The shares held by the THL

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

(4)	Each of Messrs. Murray, McKenna and O’Brien may be deemed the beneficial owner of the shares of common stock owned by affiliates of J.P. Morgan Partners, LLC set forth in note (2) due to their status as a partner or principal of J.P. Morgan Partners, LLC, which controls such entity. Each such person disclaims beneficial ownership of any such shares, except to the extent of his pecuniary interest.

(5)	Mr. Oberg may be deemed the beneficial owner of the shares of common stock owned by the THL Funds due to his status as an officer of Thomas H. Lee Partners, L.P. Mr. Oberg disclaims beneficial ownership of any such shares.

(6)	Each of Messrs. Abbrecht and DiNovi may be deemed the beneficial owner of the shares of common stock owned by the THL Funds and Investors in their capacity as a managing director and Co-President, respectively, of Thomas H. Lee Partners, L.P. Each of Messrs. Abbrecht and DiNovi disclaim beneficial ownership of such shares.

(7)	Shares are owned by a limited liability company of which Mr. Meister is manager.

(8)	Shares are owned by a trust for the benefit of the children of Mr. Metropoulos.

(9)	Each of Mr. Hornish, Ms. Slaughter, and Messrs. Howell, Keipp and Walker holds 190,359 shares, 49,573 shares, 47,590 shares, 11,897 shares and 11,897 shares of Class A Common Stock, respectively, and 20,400 shares, 10,200 shares, 2,700 shares, 1,266 shares and 1,266 shares of Class B Common Stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders’ Agreement

     Holdings is party to a stockholders’ agreement with all of its stockholders. The stockholders’ agreement, among other matters:

•	restricts the transfer of Holdings’ shares, subject to certain exceptions, and provides that all transferees must become a party to the stockholders’ agreement;

•	establishes a board of directors of Holdings and National Waterworks consisting of ten directors (nine prior to January 27, 2005), of which:

•	three will be nominated by the stockholders affiliated with J.P. Morgan Partners, LLC (the “JPM Directors”) so long as they own at least 25% of Holdings’ common stock on a fully diluted basis (or two persons if they own less than 25% but 10% or more of Holdings’ common stock, and one person if they own more than 0% but less than 10% of Holdings’ common stock);

•	three will be nominated by the stockholders affiliated with Thomas H. Lee Partners, L.P. (the “THL Directors”) so long as they own at least 25% of Holdings’ common stock on a fully diluted basis (or two persons if they own less than 25% but 10% or more of Holdings’ common stock, and one person if they own more than 0% but less than 10% of Holdings’ common stock);

•	one will be our chief executive officer; and

•	three (two prior to January 27, 2005) shall be nominated by the other directors including a majority of each of the JPM Directors and the THL Directors so long as the affiliates of J.P. Morgan Partners, LLC or Thomas H. Lee Partners, L.P., respectively, own at least 10% of Holdings’ common stock on a fully-diluted basis;

•	requires each stockholder of Holdings to vote all their shares for the election of the persons nominated as directors as provided above;

•	prohibits Holdings’ from taking the following actions without the prior approval of the stockholders affiliated with each of J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. so long as in each case the stockholders affiliated with the applicable Sponsor owns at least 10% of Holdings’ outstanding capital stock:

•	materially changing the duties of or terminating [our] chief executive officer, chief financial officer, chief operating officer or chief information officer, amending or revising any employment agreement with any such officer, or, if any such officer is terminated, hiring a replacement for such officer;

•	incurring indebtedness outside of the ordinary course of business;

•	entering into agreements to acquire a controlling interest in, or all or substantially all of the assets of, another entity;

•	making investments or capital expenditures, in each case in excess of $250,000 that are not included in the annual operating budget approved by the board;

•	disposing of assets outside the ordinary course of business and other than sales of fully depreciated or obsolete or surplus tangible personal property;

•	entering into transactions with affiliates subject to specified exceptions; or

•	effecting any changes in our strategic direction not specified in our annual strategic plan.

•	contains rights of the Class B stockholders and, under certain circumstances, the Class A stockholders to participate in transfers of Holdings’ shares by stockholders to third parties;

•	requires the stockholders to participate in and cooperate in consummating a sale of Holdings that is approved by stockholders holding at least 75% of the outstanding Class B shares;

•	grants Holdings and the stockholders affiliated with the Sponsors, including certain of their affiliates, certain rights of first refusal with respect to transfers of Holdings’ Class B shares to third parties by Class B stockholders other than those affiliated with the Sponsors and grants the stockholders affiliated with a Sponsor certain rights of first refusal with respect to transfers of Holdings’ shares to third parties by the other Sponsor;

•	grants the holders of Class B Common Stock certain preemptive rights; and

•	requires each stockholder of Holdings (other than stockholders affiliated with the Sponsors) to grant an irrevocable proxy to our chief executive officer, to vote all such stockholder’s shares in order to effectuate the provisions of the stockholders agreement.

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

Arrangement with Sponsors

     National Waterworks is party to a management agreement with our principal equity sponsors, J.P. Morgan Partners, LLC and Thomas H. Lee Partners, L.P. (the “Sponsors”). Under this agreement, the Sponsors agreed to provide us with financial advisory and other services and, in return, we pay each Sponsor an annual management fee in the amount of $0.5 million ($1.0 million in the aggregate). We pay this fee quarterly in advance. We will also reimburse the Sponsors for all expenses incurred by them in connection with the agreement. The management agreement also contains standard indemnification provisions for agreements of this type. The management agreement may be terminated by a Sponsor with respect to that Sponsor only, or by mutual consent of the Sponsors, at any time on 30 days notice, and will terminate with respect to a Sponsor on the date such Sponsor owns less than 5% of the capital stock of Holdings that it purchased in the Acquisition. In addition, the management agreement may be terminated with respect to a Sponsor in connection with an IPO or a change in law, occurrence or event which causes the existence of the management agreement to render any of the directors designated by a Sponsor an “interested” or not otherwise independent director or adversely affects such Sponsor’s right to designate a director or such director’s ability to perform his duties as director. In such event, such Sponsor will be entitled to receive a termination fee equal to the net present value of the fees which would have been paid to the Sponsor for the 10 year period commencing on the date of termination.

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

     J.P. Morgan Securities Inc. was also paid usual and customary arrangement fees in connection with the execution of the First, Second and Third amendments to our senior credit facility.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for audit and other services provided by KPMG LLP for the years ended December 31, 2004 and 2003.

	December 31,	December 31,
	2004	2003
Audit (1)	$275,000	$260,000
Audit-related (2)	19,000	127,000
Tax (3)	137,000	144,000
All other (4)	13,000	—

Total	$444,000	$531,000

(1)	Audit fees consist of fees for services provided in connection with the audit of our financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of services rendered in connection with our registration statements filed with the Securities and Exchange Commission and the delivery of related consents.

(3)	Tax fees consist of the aggregate fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning.

(4)	All other fees consist of fees related to the audits of our employee benefit plan.

     The Audit Committee reviewed the audit and non-audit services rendered by KPMG LLP and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are approved in advance by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

The following financial statements of National Waterworks, Inc. (Successor) and United States Filter Distribution Group and Subsidiary (Predecessor), together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2004 and 2003

•	Statements of Operations for the years ended December 31, 2004 and 2003, period from November 22, 2002 to December 31, 2002 and the period from January 1, 2002 to November 21, 2002

•	Statements of Stockholder’s Equity for the years ended December 31, 2004 and 2003, period from November 22, 2002 to December 31, 2002 and the period from January 1, 2002 to November 21, 2002

•	Statements of Cash Flow for the years ended December 31, 2004 and 2003, period from November 22, 2002 to December 31, 2002 and the period from January 1, 2002 to November 21, 2002

•	Notes to Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts (in thousands)

		Additions
	Beginning	(Reversals)	Deductions	Ending
Description	Balance	and Expenses	(Additions)	Balance
Period of January 1, 2002 through November 21, 2002:
Accounts receivable allowance	$3,941	$1,252	$1,634	$3,559
Inventory allowance	2,830	389	3,219	—

Period of November 22, 2002 through December 31, 2002:
Accounts receivable allowance	—	3,441	47	3,394

Year ended December 31, 2003:
Accounts receivable allowance	3,394	953	1,134	3,213

Year ended December 31, 2004:
Accounts receivable allowance	3,213	1,076	797	3,492

Schedules other than the above have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

(3) Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation of National Waterworks, Inc. (Incorporated by Reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

3.2	Amended and Restated By-laws of National Waterworks, Inc. (Incorporated by Reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

4.1	Indenture, dated as of November 22, 2002, among National Waterworks, Inc. and Wells Fargo Bank, Minnesota, National Association, as Trustee (Incorporated by Reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.1	Credit Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., National Waterworks, Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Securities Inc., as Co-Syndication Agent, Goldman Sachs Credit Partners L.P., as Co-Syndication Agent, General Electric Capital Corporation, as Co-Documentation Agent, Antares Capital Corporation, as Co-Documentation Agent and UBS AG, Stamford Branch, as Administrative Agent (Incorporated by Reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.2	Guarantee and Collateral Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., and National Waterworks, Inc. as Borrower in favor of UBS AG, Stamford branch, as Administrative Agent (Incorporated by Reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.3	Deed of Trust, Assignment of Rents and Leases and Security Agreement, dated as of November 22, 2002, made by National Waterworks, Inc for the use and benefit of UBS AG, Stamford Branch, as Administrative Agent. (St. Louis, MO) (Incorporated by Reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.4	Deed of Trust, Assignment of Rents and Leases, Fixture Filing and Security Agreement, dated as of November 22, 2002, made by National Waterworks, Inc for the use and benefit of UBS AG, Stamford Branch, as Administrative Agent (Puyallup, WA) (Incorporated by Reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.5	Employee Leasing Agreement between United States Filter Corporation, U.S. Filter Distribution Group, Inc. and National Waterworks, Inc., dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.6	Reimbursement Agreement between United States Filter Corporation and National Waterworks, Inc., dated as of November 22, 2002 (Incorporated by Reference to

Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.7	Stockholders Agreement among National Waterworks Holdings, Inc., THL Managers V, LLC and certain of its affiliates, J.P. Morgan Partners, LLC and certain of its affiliates, and the other parties thereto, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.8	Registration Rights Agreement among National Waterworks Holdings, Inc. and its stockholders, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.9	Subscription and Stock Purchase Agreement by and among National Waterworks Holdings, Inc. and each of Thomas H. Lee Equity Fund V, L.P., Thomas H. Lee Parallel Fund V, L.P., Thomas H. Lee Equity (Cayman) Fund V, L.P., Putnam Investments Holdings, LLC, Putnam Investments Employees’ Securities Company I LLC, Putnam Investments Employees’ Securities Company II LLC, 1997 Thomas H. Lee Nominee Trust, Thomas H. Lee Investors Limited Partnership, J.P. Morgan Partners (BHCA), L.P., J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P. and Latona NW Investment, LLC, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.10	Subscription and Stock Purchase Agreement by and among National Waterworks Holdings, Inc. and each of Harry Hornish, Mechelle Slaughter, Terry Howell, Rob Hickson, Ed Maczko, Ron Hood, Jerry Webb, Irving Welchons, Jack Schaller, Joe Walker, Phil Keipp and Jack Olson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.11	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Harry Hornish, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.12	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Terry Howell, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.13	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Rob Hickson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.14	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Ed Maczko dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.15	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Ron Hood, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430)

10.16	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jerry Webb, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.17	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Irving Welchons, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.18	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jack Schaller, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.19	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Joe Walker, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.20	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Phil Keipp, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.21	Restricted Stock Agreement between National Waterworks Holdings, Inc. and Jack Olson, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.22*	Amended and Restated Employment Agreement between National Waterworks, Inc. and Harry Hornish, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.23*	Amended and Restated Employment Agreement between National Waterworks, Inc. and Terry Howell, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.24	Management Agreement between National Waterworks, Inc., THL Managers V, LLC and certain of its affiliates and J.P. Morgan Partners, LLC and certain of its affiliates, dated as of November 22, 2002 (Incorporated by Reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.25	Fee Agreement between National Waterworks, Inc., THL Managers V, LLC and certain of its affiliates and J.P. Morgan Partners, LLC and certain of its affiliates, dated September 30, 2002 (Incorporated by Reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.26	Tax Sharing Agreement between National Waterworks, Inc. and National Waterworks Holdings, Inc., dated as of November 22, 2002 (Incorporated by

Reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.27	Real property lease covering premises located at 200 Highway 6 West, Suite 620, Waco, TX (Incorporated by Reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-4, File No. 333-102430).

10.28	First Amendment, dated as of August 7, 2003, with respect to the Credit Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., National Waterworks, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, General Electric Capital Corporation and Antares Capital Corporation, as co-documentation agents, and UBS AG, Stamford Branch, as administrative agent. (Incorporated by reference to Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2003).

10.29	Second Amendment, dated as of December 2, 2003, with respect to the Credit Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., National Waterworks, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, General Electric Capital Corporation and Antares Capital Corporation, as co-documentation agents, and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.30	Third Amendment, dated as of October 26, 2004, with respect to the Credit Agreement, dated as of November 22, 2002, among National Waterworks Holdings, Inc., National Waterworks, Inc., the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, J.P. Morgan Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, General Electric Capital Corporation and Antares Capital Corporation, as co-documentation agents, and UBS AG, Stamford Branch, as administrative agent (Incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K dated October 26, 2004).

10.31*	Employment Agreement between National Waterworks, Inc. and Philip Keipp, dated as of March 1, 2005.

10.32*	Stock Option Agreement between National Waterworks Holdings, Inc. and Philip Keipp, dated as of March 1, 2005.

21.1	List of Subsidiaries.

31.1	Certificate of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2005	NATIONAL WATERWORKS, INC.
	By:	/s/ Philip Keipp
Name: Philip Keipp
	Title:	Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Harry K. Hornish, Jr. Harry K. Hornish, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2005
/s/ Philip Keipp Philip Keipp	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2005
/s/ Todd Abbrecht Todd Abbrecht	Director	March 3, 2005
/s/ Anthony DiNovi Anthony DiNovi	Director	March 3, 2005
/s/ Stephen McKenna Stephen McKenna	Director	March 3, 2005
/s/ Paul M. Meister Paul M. Meister	Director	March 3, 2005
/s/ C. Dean Metropoulos C. Dean Metropoulos	Director	March 3, 2005

Name	Title	Date
/s/ Stephen Murray Stephen Murray	Director	March 3, 2005
/s/ Kevin O’Brien Kevin O’Brien	Director	March 3, 2005
/s/ Soren Oberg Soren Oberg	Director	March 3, 2005
/s/ Andrew Seidel Andrew Seidel	Director	March 3, 2005