Form 10-Q
period 2005-03-25
NATIONAL WATERWORKS INC
filed 2005-04-27
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2005

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

☑ Yes	☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes	☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of April 26, 2005
$.01 Par Value	100

National Waterworks, Inc.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

National Waterworks, Inc.

Balance Sheets
(in thousands except per share information)

	March 25,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$28,836	$15,940
Trade accounts receivable, net	235,844	227,780
Inventories	149,407	126,866
Deferred income taxes	1,754	1,398
Other current assets	2,369	2,668

Total current assets	418,210	374,652
Property and equipment, net	18,929	19,269
Goodwill	457,221	457,221
Deferred financing fees, net	19,671	20,565
Other assets	3,556	2,961

	$917,587	$874,668

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$213,754	$172,214
Current installments of long-term debt	15,000	15,000
Accrued compensation and benefits	16,964	33,795
Other accrued expenses	23,849	12,564

Total current liabilities	269,567	233,573
Long-term debt, excluding current installments	395,000	395,000
Deferred income taxes	25,050	23,163
Other long-term liabilities	3,732	3,132

Total liabilities	693,349	654,868

Commitments and contingencies (note 3)

Stockholder’s Equity:
Common stock - $0.01 par value; 100 shares authorized, issued and outstanding	—
Additional paid-in capital	199,710	199,614
Retained earnings	24,528	20,186

Total stockholder’s equity	224,238	219,800

	$917,587	$874,668

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Operations
(in thousands)

	Three Months Ended
	March 25,	March 26,
	2005	2004
Net sales	$339,448	$280,022
Cost of goods sold	269,599	223,572

Gross profit	69,849	56,450

Operating expenses:
Selling, general and administrative	44,899	38,075

Income before depreciation and amortization	24,950	18,375

Depreciation and amortization	762	557

Operating income	24,188	17,818

Other income (expense):
Interest expense, net	(8,450)	(8,249)
Other	(79)	63

Income before income taxes	15,659	9,632

Income tax expense	6,317	3,939

Net income	$9,342	$5,693

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 25,	March 26,
	2005	2004
Cash flows from operating activities:
Net income	$9,342	$5,693
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,531	3,294
Amortization of deferred financing fees	894	894
Non-cash stock compensation expense	96	—
Depreciation and amortization	762	557
Loss (gain) on disposal of equipment	2	(87)
Provision for doubtful accounts	197	236
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(8,261)	(13,060)
Inventories	(22,541)	(26,056)
Other current assets	299	552
Other assets	(595)	(563)
Trade accounts payable and other accrued expenses	35,994	55,254
Other long term liabilities	600	570

Net cash from operating activities	18,320	27,284

Cash flows from investing activities:
Capital expenditures	(442)	(239)
Business acquisitions, net of cash	—	(1,992)
Proceeds from sales of property and equipment	18	157

Net cash from investing activities	(424)	(2,074)

Cash flows from financing activities:
Dividend distribution	(5,000)	(6,114)

Net cash from financing activities	(5,000)	(6,114)

Net increase in cash and cash equivalents	12,896	19,096
Cash and cash equivalents at beginning of period	15,940	18,702

Cash and cash equivalents at end of period	$28,836	$37,798

Cash paid for interest	$62	$1
Cash paid for income taxes	$1,810	$3,125

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.

Notes to Financial Statements (unaudited)

Note 1. Basis of Presentation

National Waterworks, Inc. (“NWW”) is a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Holdings”).

The accompanying unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to the 2005 presentation.

The information contained in the accompanying notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto, included in NWW’s annual report on Form 10-K for the year ended December 31, 2004.

Fiscal Year

NWW’s calendar year begins on January 1 of the year stated and ends on December 31 of that same year. NWW reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the quarter ended March 25, 2005 include twelve weeks. The results for the quarter ended March 26, 2004 include twelve weeks and two days.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment: an Amendment of FASB Statements No. 123 and 95 (SFAS No. 123R). SFAS No. 123R requires the recognition in the income statement of the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for most public companies’ annual periods beginning after June 15, 2005. NWW plans to adopt SFAS No. 123R prospectively on January 1, 2006. The adoption of SFAS No. 123R is not expected to have a significant impact on NWW’s financial statements.

Note 2. Segments of an Enterprise and Related Information

Management has implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. NWW has determined that the six geographic regions, to which substantially all income and expenses are allocated for purposes of allocating resources by the chief operating decision maker, meet all of the aggregation criteria of SFAS No. 131, including similar economic characteristics. Accordingly, there is one reportable segment.

Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

	Three Months Ended
	March 25,	March 26,
Product Category	2005	2004
Pipe	$150,727	$116,825
Fittings	51,052	42,479
Valves	38,328	33,379
Meters	28,114	25,118
Fire hydrants	18,179	16,633
Service and repair products	20,784	17,277
Other	32,264	28,311

	$339,448	$280,022

All revenues are derived from customers domiciled in the United States and there are no long-lived assets located outside of the United States, and no single customer, as defined in SFAS No. 131, represents ten percent or more of revenues for any period presented.

Note 3. Commitments and Contingencies

On November 22, 2002, NWW acquired substantially all of the assets and certain liabilities of U.S. Filter Distribution Group, Inc. (“USFDG”), a wholly owned subsidiary of United States Filter Corporation (“USFC”), which is an indirect-wholly owned subsidiary of Veolia Environnement (“Veolia”, formerly Vivendi Environnement S.A.). Certain of USFDG’s predecessors distributed or may have distributed cement pipe containing asbestos. Except for one predecessor, the cement pipe distributed was primarily used in water and sewage application where the pipe was typically buried underground. Management believes that the nature of the asbestos-containing pipe distributed by the predecessors and the uses of such pipe makes it unlikely that a large number of plaintiffs would be exposed to friable asbestos emanating from the pipe. Management is not aware of any predecessor manufacturing or fabricating asbestos containing products of any type or assuming any product liability for such products.

The November 2002 acquisition was structured as an asset purchase and NWW did not assume any existing or future asbestos-related liabilities relating to USFC or its predecessors. USFC and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend NWW from and against these liabilities on an unlimited basis with no termination date. USFC and USFDG also agreed that, until November 22, 2012, USFC will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of USFC and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, NWW could become subject to asbestos liabilities in the future to the extent it is found to be a successor to USFDG and to the extent USFDG, USFC and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and USFC and in view of the indemnity by USFDG and USFC with respect to retained liabilities and the Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at March 25, 2005.

USFDG and its predecessor companies have been named as defendants in 1,180 asbestos related lawsuits, of which 976 have been dismissed, 144 have been settled and 60 remain open at March 25, 2005. The majority of these suits have related to one location and have either been dismissed or settled for nominal amounts. USFDG’s insurers have paid the majority of the settlement and defense costs related to these suits. As of March 25, 2005, USFDG has made aggregate settlement payments of $0.1 million and paid aggregate defense costs of $0.6 million related to settled claims.

NWW is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on NWW’s financial position or results of operations.

Note 4. Related Party Transactions

In November 2002, NWW entered into a management agreement with J.P. Morgan Partners, LLC and Thomas A. Lee Partners, L.P. (collectively, the “Sponsors”). Each of the Sponsors and its affiliates owns 43.3% of the outstanding common stock of Holdings. Under the agreement, the Sponsors agreed to provide NWW with financial advisory and other services. Beginning July 1, 2004, NWW pays each Sponsor an annual management fee of $0.5 million for these services. The management agreement continues until terminated by a Sponsor as provided in the management agreement. Upon termination under certain conditions, each Sponsor will be entitled to receive a termination fee equal to the net present value of the fees that would have been paid to the Sponsor for the 10-year period commencing on the date of termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of significant factors which have affected the financial condition of the Company as of March 25, 2005 and the results of operations for the three months then ended. This information should be read in conjunction with our financial statements and the notes thereto contained herein and in our annual report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Unless the context otherwise requires, “we,” “us,” “our” and “National Waterworks” refer to National Waterworks, Inc., a Delaware corporation.

This report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “may,” “should”, and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved.

Actual results or events may differ significantly from those expressed in, or implied by, such forward-looking statements as a result of various important factors. These factors include, but are not limited to, national, regional and local general economic and business conditions; trends in the water and wastewater transmission products industry and trends in the construction industry; changes in municipal funding and spending levels; our high level of indebtedness and the restrictions imposed by the terms of our indebtedness; our ability to generate cash to service our debt; failure to successfully implement, or changes in, our business strategy and the risk that our business strategy may not be successful in improving our operating results; competition and the development of alternatives to water and wastewater transmission products distributors in the supply chain; the loss of one or more of our major suppliers or a reduction in supplier participation in our preferred vendor program; changes in the cost of polyvinyl chloride (“PVC”) pipe or reductions in PVC pipe and other product availability; the risk that our quarterly operating results are subject to substantial seasonal fluctuations; the availability of qualified branch managers and sales personnel and the loss of members of our senior management team; disruptions in our IT systems which manage numerous aspects of our business and customer and supplier relationships; and changes in, or the failure or inability to comply with, environmental and safety regulations and increased costs of such regulations, as well as the other risk factors affecting us detailed in our annual report on Form 10-K for the year ended December 31, 2004. Except as otherwise required by the federal securities laws, we assume no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading distributor of water and wastewater transmission products in the United States with an approximately 17% share of the estimated $9 billion U.S. waterworks products distribution market. We distribute a full line of pipes, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 135 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and perform residential, commercial and industrial waterworks projects.

Factors affecting our business

Commodity Pricing. The price we pay our suppliers for certain products can be volatile due to supply and demand dynamics, which are beyond our control. This volatility can cause fluctuations in our revenues and the related gross profit dollars. We attempt to manage this volatility by adjusting our prices to reflect vendor pricing fluctuations and by managing our inventory levels. However, our gross profit percentage may fluctuate somewhat due to competitive forces or the timing of our price adjustments.

The cost of PVC pipe, which represented approximately 24% of our net sales for the quarter ended March 25, 2005, is particularly volatile and we have experienced a significant increase in the cost of PVC pipe during recent quarters.

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

Other important factors that could affect our results of operations are set forth in Item 7 of our annual report on Form 10-K for the year ended December 31, 2004.

Critical accounting policies and estimates

Our significant accounting policies are more fully described in the notes to our audited financial statements which are set forth in our annual report on Form 10-K for the year ended December 31, 2004. Certain of our accounting policies require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. These judgments are based on our historical experience, current economic and industry trends, information provided by outside sources and management estimates. As with all judgments, they are subject to an inherent degree of uncertainty. Actual results may vary from the underlying estimates and such differences may be material to our results of operations.

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

Inventories. We periodically evaluate our inventories to ensure they are recorded at the lower of cost or market value. The carrying value of our inventory is adjusted monthly based on a review of slow moving inventories as well as other factors including potential adjustments from physical inventory counts. Significant unusual events are accounted for as a reduction of the carrying value of our inventory when appropriate. To the extent future events impact the salability of our products, additional adjustments to the carrying value of our inventory may be required.

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

Results of operations

The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

	Three Months Ended
	March 25,	March 26,
	2005	2004
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of goods sold	79.4%	79.8%

Gross profit	20.6%	20.2%
Operating expenses:
Selling, general and administrative	13.2%	13.6%

Income before depreciation and amortization	7.4%	6.6%
Depreciation and amortization	0.2%	0.2%

Operating income	7.2%	6.4%
Other income (expense):
Interest expense, net	(2.5%)	(3.0%)
Other	0.0%	0.0%

Income before income taxes	4.7%	3.4%
Income tax expense	1.9%	1.4%

Net income	2.8%	2.0%

Three Months Ended March 25, 2005 versus Three Months Ended March 26, 2004

Net Sales. Net sales for the three months ended March 25, 2005 increased $59.4 million, or 21.2%, to $339.4 million from $280.0 million for the three months ended March 26, 2004. The increase reflects the significant price increases on pipe, including PVC pipe, as well as increased volume and prices for most other major product lines.

Cost of Goods Sold. Cost of goods sold for the three months ended March 25, 2005 increased $46.0 million, or 20.6%, to $269.6 million from $223.6 million for the three months ended March 26, 2004. This increase is due primarily to the significant increase in our cost of pipe, including PVC pipe, as well as increased volume and costs for most other major product lines.

Gross Profit. As a result of the foregoing, gross profit for the three months ended March 25, 2005 increased $13.4 million, to $69.8 million from $56.4 million for the three months ended March 26, 2004. Our gross profit margin increased to 20.6% for the 2005 period compared to 20.2% in the 2004 period.

Selling, General and Administrative. Selling, general and administrative expenses, consisting primarily of compensation and benefits expense and facility costs, for the three months ended March 25, 2005 increased $6.8 million, or 17.8%, to $44.9 million from $38.1 million for the three months ended March 26, 2004. This increase is due primarily to increases in costs that vary based on our operating performance, such as variable employee compensation. As a percentage of sales, selling, general and administrative expenses were 13.2% for the 2005 period compared to 13.6% for the 2004 period.

Depreciation and Amortization. Depreciation and amortization expenses for the three months ended March 25, 2005 were $0.8 million, compared to $0.6 million for the three months ended March 26, 2004. Depreciation includes depreciation of property and equipment.

Operating Income. As a result of the foregoing, operating income for the three months ended March 25, 2005 increased $6.4 million, or 36.0%, to $24.2 million from $17.8 million for the three months ended March 26, 2004. As a percentage of net sales, operating income increased to 7.2% for the 2005 period from 6.4% for the 2004 period.

Interest Expense, Net. Interest expense, net for the three months ended March 25, 2005 increased $0.2 million, or 2.4%, to $8.4 million from $8.2 million for the three months ended March 26, 2004. The increase is a result of higher interest rates during the 2005 period compared to the 2004 period.

Income Taxes. Our effective income tax rate for the three months ended March 25, 2005 was approximately 40.3% compared to 40.9% for the three months ended March 26, 2004.

Net Income. We reported net income of $9.3 million for the three months ended March 25, 2005, compared to $5.7 million for the three months ended March 26, 2004. This increase primarily reflects the result of the foregoing, partially offset by the applicable increase in income tax expense.

Liquidity and Capital Resources

Our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility.

Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $119.8 million at March 25, 2005 compared to net working capital of $125.1 million at December 31, 2004. The decrease in net working capital reflects lower working capital needs during the quarter ended March 25, 2005, as compared to the quarter ended December 31, 2004, due to the seasonal reduction in sales volume in the current quarter.

Net cash provided by operating activities for the three months ended March 25, 2005 was $18.3 million compared to net cash provided by operating activities of $27.3 million for the three months ended March 26, 2004. This change is primarily attributable to the increase in net income, offset by the applicable changes in working capital during each period.

Net cash used in investing activities for the three months ended March 25, 2005 and March 26, 2004 was $0.4 million and $2.1 million, respectively. Net cash used in investing activities for the three months ended March 26, 2004 reflects the acquisition of Midstate Utility Supply, Inc. for a net consideration of $2.0 million. Capital expenditures for the three months ended March 25, 2005 were $0.4 million compared to $0.2 million for the three months ended March 26, 2004.

Net cash used in financing activities for the three months ended March 25, 2005 and March 26, 2004 was $5.0 and $6.1 million, respectively. Net cash used in each period represents dividend distributions to our parent, National Waterworks Holdings, Inc. (“Holdings”).

Our senior credit facility, as amended, consists of a $245.0 million term loan facility, of which $210.0 million was outstanding at March 25, 2005, and a $75.0 million revolving credit facility. No amount was outstanding under the revolving credit facility at March 25, 2005; however, approximately $4.4 million of the availability under the revolving credit facility was used to support outstanding letters of credit. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs, subject to the negative covenants set forth in our senior credit facility. The revolving credit facility is scheduled to mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility is scheduled to mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly and at maturity during 2009. In addition, we are required to make annual mandatory prepayments of the term loans (or, if no term loans are outstanding, revolving loans) under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the applicable fiscal year is not greater than 4:0 to 1:0. The term loans (or, if no term loans are outstanding, revolving loans) are also subject to mandatory prepayments in an amount equal to (i) 75% of the net cash proceeds from certain equity issuances by us or our subsidiaries (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus an applicable margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At March 25, 2005, the interest rate on the term loan was 5.06% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the existing lenders thereunder, so long as no default or event of default under the senior credit facility has occurred and is continuing or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain senior leverage ratios. Our senior credit facility provides that we can pay a dividend to

Holdings from time to time, contingent upon meeting certain financial covenants and ratios and other conditions. Holdings can use the amount of such dividend for certain purposes including to pay a dividend on its capital stock. In addition, the aggregate amount of dividends paid pursuant to the provision referred to in the preceding sentence may not exceed $125.0 million in total, and may not exceed $40.0 million per fiscal year, provided that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year.

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

The senior credit facility and the indenture governing our senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at March 25, 2005. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic and, to the extent that no material adverse tax consequences would result, foreign subsidiaries, if any. We do not currently have any subsidiaries.

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

We believe that, based on our current levels of operations, our cash flow from operations, together with available borrowings under the senior credit facility, will be adequate for at least the next few years to make scheduled amortization and interest payments on our indebtedness, to fund anticipated capital expenditures and to maintain sufficient working capital levels. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

In addition to our outstanding debt, as of March 25, 2005, Holdings had $250.0 million aggregate principal amount of unsecured senior notes outstanding. These notes, which are scheduled to mature on January 1, 2014, bear interest at 12.50% and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings’ option. Though not obligated to do so, we intend to pay dividends and make other distributions to Holdings to enable it to service the interest payments on its senior subordinated notes.

On April 6, 2005, Holdings filed a registration statement on Form S-1 (File No. 333-123874) with the Securities and Exchange Commission in connection with its initial public offering.

Recent Accounting Pronouncements

See discussion regarding recent accounting pronouncements in Note 1 to the accompanying financial statements.

Related Party Transactions

See discussion regarding related party transactions in Note 4 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (‘‘LIBOR’’) or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of March 25, 2005, we had $200.0 million aggregate principal amount of fixed-rate debt represented by the notes and $210.0 million of floating-rate debt represented by borrowings under the term loan portion of the senior credit facility. In addition, up to $75.0 million of floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which approximately $4.4 million was used to support outstanding letters of credit at March 25, 2005. Based on the amount outstanding under the term loans at March 25, 2005, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.1 million increase in annual interest expense. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets.

Item 4. Controls and Procedures

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

There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the three months since we last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2004.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL WATERWORKS, INC.
Date: April 27, 2005	By:	/s/ Harry K. Hornish, Jr.
Harry K. Hornish, Jr.
President and Chief Executive Officer

Date: April 27, 2005	By:	/s/ Philip Keipp
Philip Keipp
Vice President and Chief Financial Officer