Form 10-Q
period 2005-06-24
NATIONAL WATERWORKS INC
filed 2005-07-29
CIK 1211010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005
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
☑ Yes                 No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes                 No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding as of July 29, 2005
$.01 Par Value	100

National Waterworks, Inc.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
National Waterworks, Inc.
Balance Sheets
(in thousands except per share information)

	June 24,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$16,085	$15,940
Trade accounts receivable, net	297,925	227,780
Inventories	136,597	126,866
Deferred income taxes	2,070	1,398
Other current assets	2,329	2,668

Total current assets	455,006	374,652
Property and equipment, net	19,719	19,269
Goodwill	457,221	457,221
Deferred financing fees, net	18,778	20,565
Other assets	3,765	2,961

	$954,489	$874,668

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$223,884	$172,214
Current installments of long-term debt	16,250	15,000
Borrowings under revolving credit facility	5,000	—
Accrued compensation and benefits	24,773	33,795
Other accrued expenses	28,221	12,564

Total current liabilities	298,128	233,573
Long-term debt, excluding current installments	390,000	395,000
Deferred income taxes	28,065	23,163
Other long-term liabilities	4,065	3,132

Total liabilities	720,258	654,868

Commitments and contingencies (note 3)

Stockholder’s Equity:
Common stock — $0.01 par value; 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	199,806	199,614
Retained earnings	34,425	20,186

Total stockholder’s equity	234,231	219,800

	$954,489	$874,668

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.
Statements of Operations
(in thousands)

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Net sales	$462,489	$417,220	$801,937	$697,242
Cost of goods sold	369,934	334,169	639,533	557,741

Gross profit	92,555	83,051	162,404	139,501

Operating expenses:
Selling, general and administrative	52,081	47,113	96,980	85,188
Depreciation and amortization	524	522	1,286	1,079

Operating income	39,950	35,416	64,138	53,234

Other income (expense):
Interest expense, net	(9,160)	(8,514)	(17,610)	(16,763)
Other	40	102	(39)	165

Income before income taxes	30,830	27,004	46,489	36,636

Income tax expense	12,434	10,811	18,751	14,750

Net income	$18,396	$16,193	$27,738	$21,886

The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.
Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 24,	June 25,
	2005	2004
Cash flows from operating activities:
Net income	$27,738	$21,886
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	4,230	6,332
Amortization of deferred financing fees	1,787	1,788
Non-cash stock compensation expense	192	—
Depreciation and amortization	1,286	1,079
Gain on disposal of equipment	(17)	(221)
Provision for doubtful accounts	754	1,010
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(70,899)	(76,747)
Inventories	(9,731)	(41,304)
Other current assets	339	448
Other assets	(804)	(713)
Trade accounts payable and other accrued expenses	58,305	101,337
Other long-term liabilities	933	841

Net cash from operating activities	14,113	15,736

Cash flows from investing activities:
Capital expenditures	(1,763)	(549)
Business acquisitions, net of cash	—	(1,992)
Proceeds from sales of property and equipment	45	536

Net cash from investing activities	(1,718)	(2,005)

Cash flows from financing activities:
Principal payments on long-term debt	(3,750)	(3,750)
Borrowings under revolving credit facility	5,000	—
Dividend distribution	(13,500)	(10,888)

Net cash from financing activities	(12,250)	(14,638)

Net increase in cash and cash equivalents	145	(907)
Cash and cash equivalents at beginning of period	15,940	18,702

Cash and cash equivalents at end of period	$16,085	$17,795

Cash paid for interest	$13,323	$13,001
Cash paid for income taxes	$3,830	$3,316
The accompanying notes are an integral part of these financial statements.

National Waterworks, Inc.
Notes to Financial Statements (unaudited)
Note 1. Basis of Presentation
National Waterworks, Inc. (“NWW”) is a wholly owned subsidiary of National Waterworks Holdings, Inc. (“Holdings”). NWW is a distributor of water and wastewater (sewer) transmission products, including pipe, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Principal customers served are in the contractor and municipal markets in the United States.
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
Fiscal Year
NWW’s calendar year begins on January 1 of the year stated and ends on December 31 of that same year. NWW reports results using the fiscal quarter method; each quarter is reported as of the last Friday of the period. The results for the three months ended June 24, 2005 and June 25, 2004 include 13 weeks. The results for the six months ended June 24, 2005 include 25 weeks. The results for the six months ended June 25, 2004 include 25 weeks and 2 days.
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
Products include pipe, fittings, valves, meters, fire hydrants, service and repair products and other complementary products for waterworks construction and maintenance/repair. The following table sets forth net sales by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
Product Category	2005	2004	2005	2004
Pipe	$206,877	$186,830	$357,604	$303,745
Fittings	70,891	60,886	121,943	103,322
Valves	52,102	48,292	90,430	81,669
Meters	34,466	29,584	62,580	54,357
Fire hydrants	27,064	24,007	45,243	40,633
Service and repair products	26,248	24,428	47,032	41,713
Other	44,841	43,193	77,105	71,803

	$462,489	$417,220	$801,937	$697,242

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
The November 2002 acquisition was structured as an asset purchase and NWW did not assume any existing or future asbestos-related liabilities relating to USFC or its predecessors. USFC and USFDG retained these liabilities and jointly and severally agreed to indemnify and defend NWW from and against these liabilities on an unlimited basis with no termination date. USFC and USFDG also agreed that, until November 22, 2012, USFC will cause USFDG to maintain USFDG’s corporate existence and ensure that USFDG has sufficient funds to pay any and all of its debts and other obligations, including liabilities retained by USFDG and its indemnification obligations, as and when they become due. In addition, Veolia has guaranteed all obligations of USFC and USFDG under the asset purchase agreement, including the indemnity discussed above, up to an aggregate of $50.0 million through the period ending November 22, 2017. Historically, courts have not held the acquirer of an entity’s assets liable for liabilities that are not assumed as part of the transaction unless the asset buyer is found to be a “successor” to the asset seller. Accordingly, NWW could become subject to asbestos liabilities in the future to the extent it is found to be a successor to USFDG and to the extent USFDG, USFC and Veolia are unable to fulfill their contractual obligations. As the asbestos claims were retained by USFDG and USFC and in view of the indemnity by USFDG and USFC with respect to retained liabilities and the Veolia guarantee, discussed above, management of NWW believes that it has no liability related to asbestos claims at June 24, 2005.

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
Note 5. Subsequent Events
On July 1, 2005, NWW issued a press release relating to the commencement of a tender offer (the “Tender Offer”) for any and all of its outstanding $200.0 million aggregate principal amount of 10.50% Senior Subordinated Notes, Series B, due 2012 (the “Notes”). In connection with the Tender Offer, NWW also announced the solicitation of consents from the holders of the Notes to eliminate most of the restrictive covenants in the indenture under which the Notes were issued. In addition to other terms and conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated July 1, 2005 and related documents, the Tender Offer was conditioned on, among other things, consummation of an initial public offering of common stock by Holdings.
On July 18, 2005, Holdings entered into a stock purchase agreement, pursuant to which Home Depot U.S.A, Inc. agreed to purchase all of Holdings’ issued and outstanding common stock (the “Acquisition”). The cash purchase price for the Acquisition is $1.35 billion, less any assumed debt, and subject to other adjustments as provided in the purchase agreement. The closing of the Acquisition is subject to the satisfaction or waiver of customary conditions. The purchase agreement contains customary representations, warranties and covenants. Until closing of the Acquisition, Holdings has agreed that it and NWW will operate their business in the ordinary course. The purchase agreement may be terminated by mutual agreement of Home Depot U.S.A., Inc. and the sellers’ representative or by each of them if certain conditions contained in the purchase agreement have not been satisfied or waived by September 30, 2005, subject to extension as provided in the purchase agreement.
As a result of the Acquisition, on July 19, 2005, NWW announced the amendment of the Tender Offer and related consent solicitation to amend the consideration offered for tendered Notes and delivered consents, to remove the condition that Holdings must complete an initial public offering, to add the condition that the Acquisition is consummated and to extend the consent time and expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of significant factors which have affected the financial condition of the Company as of June 24, 2005 and the results of operations for the three months and six months then ended. This information should be read in conjunction with our financial statements and the notes thereto contained herein and in our annual report on Form 10-K for the year ended December 31, 2004.
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
Overview
We are a leading distributor of water and wastewater transmission products in the United States waterworks products distribution market. We distribute a full line of pipes, fittings, valves, meters, fire hydrants, service and repair products and other components that are used to transport clean water and wastewater between reservoirs and treatment plants and residential and commercial locations. Our products are integral to building, repairing and maintaining water and wastewater (sewer) systems and serve as part of the basic municipal infrastructure required to support population and economic growth and residential and commercial construction. Through our network of 136 branches in 36 states, we sell directly to municipalities and to contractors who serve municipalities and perform residential, commercial and industrial waterworks projects.

Factors affecting our business
Commodity Pricing. The price we pay our suppliers for certain products can be volatile due to supply and demand dynamics, which are beyond our control. This volatility can cause fluctuations in our revenues and the related gross profit dollars. We attempt to manage this volatility by adjusting our prices to reflect vendor pricing fluctuations and by managing our inventory levels. However, our gross profit percentage may fluctuate somewhat due to competitive forces or the timing of our price adjustments. The cost of PVC pipe, which represented approximately 23% of our net sales for the three months ended June 24, 2005, is particularly volatile and we have experienced a significant increase in the cost of PVC pipe during recent quarters.
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
Seasonality. Given the seasonal nature of construction activity in many regions of the United States, our results of operations and working capital, including our accounts receivable, inventory and accounts payable, fluctuate during the year. We believe that our significant operations in more mild southern climates moderate our seasonality. Historically, consistent with annual construction seasonality, our net sales are typically higher during the second and third calendar quarters as compared to the first and fourth calendar quarters. In addition, we typically generate cash from a reduction in net working capital in the fourth quarter of each year and utilize cash from operations to fund increases in net working capital in the second quarter of each year.
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

Results of operations
The following table sets forth the percentage relationship that certain items from our unaudited financial statements bear in relation to net sales.

	Three Months Ended		Six Months Ended
	June 24,	June 25,	June 24,	June 25,
	2005	2004	2005	2004
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.0%	80.1%	79.7%	80.0%

Gross profit	20.0%	19.9%	20.3%	20.0%
Operating expenses:
Selling, general and administrative	11.3%	11.3%	12.1%	12.2%
Depreciation and amortization	0.1%	0.1%	0.2%	0.2%

Operating income	8.6%	8.5%	8.0%	7.6%
Other income (expense):
Interest expense, net	(2.0%)	(2.0%)	(2.2%)	(2.4%)
Other	0.0%	0.0%	(0.0%)	0.0%

Income before income taxes	6.6%	6.5%	5.8%	5.2%
Income tax expense	2.6%	2.6%	2.3%	2.1%

Net income	4.0%	3.9%	3.5%	3.1%

Three Months Ended June 24, 2005 versus Three Months Ended June 25, 2004
Net Sales. Net sales for the three months ended June 24, 2005 increased $45.3 million, or 10.9%, to $462.5 million from $417.2 million for the three months ended June 25, 2004. The following table sets forth our change in net sales by product category (in thousands):

	Three Months Ended
	June 24,	June 25,
Product Category	2005	2004	Change
Pipe	$206,877	$186,830	$20,047
Fittings	70,891	60,886	10,005
Valves	52,102	48,292	3,810
Meters	34,466	29,584	4,882
Fire hydrants	27,064	24,007	3,057
Service and repair products	26,248	24,428	1,820
Other	44,841	43,193	1,648

	$462,489	$417,220	$45,269

Due to the number and diversity of the waterworks products that we sell, it is impossible to precisely quantify the portion of our growth that was due to volume and the portion that was due to price. However, based on our internal estimates, we believe that the growth in our sales of pipe products was due primarily to the pass-through of vendor price increases. For our non-pipe product lines, we believe that our growth was due primarily to a combination of volume growth and changes in the product mix within product categories.
Cost of Goods Sold. Cost of goods sold for the three months ended June 24, 2005 increased $35.7 million, or 10.7%, to $369.9 million from $334.2 million for the three months ended June 25, 2004. This increase is due primarily to the significant increase in our cost of pipe, as well as increased volume and costs for most other major product lines.
Gross Profit. As a result of the foregoing, gross profit for the three months ended June 24, 2005 increased $9.5 million, to $92.6 million from $83.1 million for the three months ended June 25, 2004. Our gross profit margin increased to 20.0% for the 2005 period compared to 19.9% in the 2004 period. We record certain distribution costs, such as facilities and branch personnel expenses, as components of selling, general and administrative expenses. Our gross margins may not be comparable to other companies that record some or all of these types of costs as components of cost of goods sold.
Selling, General and Administrative. Selling, general and administrative expenses, consisting primarily of compensation and benefits expense and facility costs, for the three months ended June 24, 2005 increased $5.0 million, or 10.6%, to $52.1 million from $47.1 million for the three months ended June 25, 2004. This increase is due primarily to increases in costs that vary based on our operating performance, such as variable employee compensation. As a percentage of sales, selling, general and administrative expenses were 11.3% for both the 2005 period and the 2004 period.
Interest Expense, Net. Interest expense, net for the three months ended June 24, 2005 increased $0.7 million, or 7.6%, to $9.2 million from $8.5 million for the three months ended June 25, 2004. The increase is a result of higher interest rates during the 2005 period compared to the 2004 period.
Income Taxes. Our effective income tax rate for the three months ended June 24, 2005 was approximately 40.3% compared to 40.0% for the three months ended June 25, 2004.
Six Months Ended June 24, 2005 versus Six Months Ended June 25, 2004
Net Sales. Net sales for the six months ended June 24, 2005 increased $104.7 million, or 15.0%, to $801.9 million from $697.2 million for the six months ended June 25, 2004. The following table sets forth our change in net sales by product category (in thousands):

	Six Months Ended
	June 24,	June 25,
Product Category	2005	2004	Change
Pipe	$357,604	$303,745	$53,859
Fittings	121,943	103,322	18,621
Valves	90,430	81,669	8,761
Meters	62,580	54,357	8,223
Fire hydrants	45,243	40,633	4,610
Service and repair products	47,032	41,713	5,319
Other	77,105	71,803	5,302

	$801,937	$697,242	$104,695

Due to the number and diversity of the waterworks products that we sell, it is impossible to precisely quantify the portion of our growth that was due to volume and the portion that was due to price. However, based on our internal estimates, we believe that the growth in our sales of pipe products was due primarily to the pass-through of vendor price increases. For our non-pipe product lines, we believe that our growth was due primarily to a combination of volume growth and changes in the product mix within product categories.
Cost of Goods Sold. Cost of goods sold for the six months ended June 24, 2005 increased $81.8 million, or 14.7%, to $639.5 million from $557.7 million for the six months ended June 25, 2004. This increase is due primarily to the significant increase in our cost of pipe, as well as increased volume and costs for most other major product lines.
Gross Profit. As a result of the foregoing, gross profit for the six months ended June 24, 2005 increased $22.9 million, to $162.4 million from $139.5 million for the six months ended June 25, 2004. Our gross profit margin increased to 20.3% for the 2005 period compared to 20.0% in the 2004 period. We record certain distribution costs, such as facilities and branch personnel expenses, as components of selling, general and administrative expenses. Our gross margins may not be comparable to other companies that record some or all of these types of costs as components of cost of goods sold.
Selling, General and Administrative. Selling, general and administrative expenses, consisting primarily of compensation and benefits expense and facility costs, for the six months ended June 24, 2005 increased $11.8 million, or 13.8%, to $97.0 million from $85.2 million for the six months ended June 25, 2004. This increase is due primarily to increases in costs that vary based on our operating performance, such as variable employee compensation. As a percentage of sales, selling, general and administrative expenses were 12.1% for the 2005 period and 12.2% for the 2004 period.
Interest Expense, Net. Interest expense, net for the six months ended June 24, 2005 increased $0.8 million, or 5.1%, to $17.6 million from $16.8 million for the six months ended June 25, 2004. The increase is a result of higher interest rates during the 2005 period compared to the 2004 period.
Income Taxes. Our effective income tax rate was approximately 40.3% for the six months ended June 24, 2005 and the six months ended June 25, 2004.
Liquidity and Capital Resources
Our primary cash requirements are to make the interest and principal payments on our debt and to fund our operations, working capital and capital expenditures. We expect to fund these needs principally from cash flow from operations and, if necessary, borrowings under the revolving credit portion of our senior credit facility.
Net working capital is comprised of current assets, excluding cash and cash equivalents, minus current liabilities. We had net working capital of $140.8 million at June 24, 2005 compared to net working capital of $125.1 million at December 31, 2004. This 12.5% increase in net working capital was due primarily to a $70.1 million increase in accounts receivable, a $9.7 million increase in inventories and a $9.0 million decrease in accrued compensation and benefits, offset by a $51.7 million increase in accounts payable, a $5.0 million increase in borrowings under our revolving credit facility and a $15.7 million increase in other accrued expenses.
The 30.8% increase in accounts receivable was due primarily to the seasonal increase in sales activity during the second quarter of 2005 as compared to the fourth quarter of 2004. The 7.7% increase in inventories reflects the seasonal increase in inventory levels based on expected sales levels during the summer months. The 26.7% decrease in accrued compensation and benefits was due primarily to the distribution of 2004 incentive compensation payments in March 2005.
The 30.0% increase in accounts payable was due primarily to the seasonal increase in purchasing activity during the second quarter of 2005 as compared to the fourth quarter of 2004. The 124.6% increase in other accrued expenses was due primarily to a $10.7 million increase in accrued income taxes and a $2.5 million increase in accrued interest.
Net cash provided by operating activities for the six months ended June 24, 2005 was $14.1 million compared to net cash provided by operating activities of $15.7 million for the three months ended June 25, 2004. This decrease is primarily attributable to an increase in interest expense during the 2005 period and the applicable changes in working capital accounts.
Net cash used in investing activities for the six months ended June 24, 2005 was $1.7 million, which represented our net capital expenditures during the period. Net cash used in investing activities for the six months ended June 25, 2004 was $2.0 million, which principally represented net cash used for business acquisitions.
Net cash used in financing activities for the six months ended June 24, 2005 and June 25, 2004 was $12.2 million and $14.6 million, respectively. This decrease was the result of $5.0 million of borrowings under our revolving credit facility at June 24, 2005, offset by a $2.6 million increase in dividend distributions to our parent, National Waterworks Holdings, Inc. (“Holdings”) during the 2005 period.
Our senior credit facility, as amended, consists of a $245.0 million term loan facility, of which $206.3 million was outstanding at June 24, 2005, and a $75.0 million revolving credit facility. We had $5.0 million of outstanding borrowings under the revolving credit facility at June 24, 2005; additionally, approximately $3.2 million of the availability under the revolving credit facility was used to support outstanding letters of credit. The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs, subject to the negative covenants set forth in our senior credit facility. The revolving credit facility is scheduled to mature on November 22, 2008 and will have no scheduled amortization or commitment reductions. The term loan facility is scheduled to mature on November 22, 2009 and has quarterly scheduled amortization payments of $3.75 million in 2005, $5.0 million in 2006 and $6.25 million in 2007 and 2008, with the balance of the facility to be repaid quarterly and at maturity during 2009. In addition, we are required to make annual mandatory prepayments of the term loans (or, if no term loans are outstanding, revolving loans) under the senior credit facility in an amount equal to 75% of Excess Cash Flow, as defined in our senior credit facility, and determined generally as the amount by which our operating cash flow exceeds the sum of our capital expenditures (including in respect of permitted acquisitions), repayments of indebtedness and certain other amounts, or 50% of Excess Cash Flow if our ratio of consolidated total debt to consolidated EBITDA as of the last day of the applicable fiscal year is not greater than 4:0 to 1:0. The term loans (or, if no term loans are outstanding, revolving loans) are also subject to mandatory prepayments in an amount equal to (i) 75% of the net cash proceeds from certain equity issuances by us or our subsidiaries (or 50% if we meet the foregoing leverage ratio); (ii) 100% of the net cash proceeds of certain debt issuances; and (iii) 100% of the net cash proceeds of certain asset sales or other dispositions of property, in each case subject to certain exceptions. Borrowing under the term loan portion and revolving credit facility each bear interest at a variable rate based on, at our option, the Eurodollar rate plus an applicable margin, or a base rate plus an applicable margin. The base rate is the higher of the prime rate or the federal funds rate plus 0.5%. At June 24, 2005, the interest rate on the term loan was 5.60% per annum. Our senior credit facility permits us to issue up to an additional $100.0 million of credit facilities without the consent of the existing lenders thereunder, provided no default or event of default under the senior credit facility has occurred and is continuing or would occur after giving effect to such issuance and certain other conditions are satisfied, including pro forma compliance with certain senior leverage ratios. Our senior credit facility provides that we can pay a dividend to Holdings from time to time, contingent upon meeting certain financial covenants and ratios and other conditions. Holdings can use the amount of such dividend for certain purposes including to pay a dividend on its capital stock. In addition, the aggregate amount of dividends paid pursuant to the provision referred to in the preceding sentence may not exceed $125.0 million in total, and may not exceed $40.0 million per fiscal year, provided that any amount not paid in the fiscal year for which it is permitted may be carried over to any succeeding fiscal year.
Our $200.0 million aggregate principal amount of senior subordinated notes due 2012 bear interest at 10.50% per annum, with interest due semi-annually on June 1 and December 1 of each year. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our senior credit facility have substantially increased our liquidity requirements. We have made an offer to purchase all of our outstanding senior subordinated notes. Please see Note 5 to the accompanying financial statements.
The senior credit facility and the indenture governing our senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. Our senior credit facility also requires that we satisfy leverage and interest coverage ratios and contains a capital expenditures limitation. We were in compliance with all covenants at June 24, 2005. Indebtedness under the senior credit facility is secured by substantially all of our and Holdings’ assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the senior credit facility is secured by the stock and substantially all of the assets of our future domestic and, to the extent that no material adverse tax consequences would result, foreign subsidiaries, if any. We do not currently have any subsidiaries.
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
In addition to our outstanding debt, as of June 24, 2005, Holdings had $250.0 million aggregate principal amount of unsecured senior notes outstanding. These notes, which are scheduled to mature on January 1, 2014, bear interest at 12.50% and provide for quarterly interest payments with payment in kind provisions, as defined in the underlying indenture, at Holdings’ option. Though not obligated to do so, we intend to pay dividends and make other distributions to Holdings to enable it to service the interest payments on its senior subordinated notes.
See additional discussion regarding our liquidity and capital resources and the announced acquisition of all of Holdings’ issued and outstanding common stock in Note 5 to the accompanying financial statements.
Recent Accounting Pronouncements
See discussion regarding recent accounting pronouncements in Note 1 to the accompanying financial statements.
Related Party Transactions
See discussion regarding related party transactions in Note 4 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks as part of our on-going business operations. Primary exposure includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (‘‘LIBOR’’) or the prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. As of June 24, 2005, we had $200.0 million aggregate principal amount of fixed-rate debt represented by the notes and $211.3 million of floating rate debt represented by $206.3 million of borrowings under the term loan portion of the senior credit facility and $5.0 million of borrowings under the revolving credit facility. In addition, up to $70.0 million of additional floating rate borrowings are available under the revolving credit portion of the senior credit facility, of which approximately $3.2 million was used to support outstanding letters of credit at June 24, 2005. Based on the amount outstanding under the term loans at June 24, 2005, an immediate increase of one percentage point in the applicable interest rate would cause an approximate $2.1 million increase in annual interest expense. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we will not enter into derivative or other financial investments for trading or speculative purposes. All of our sales are denominated in U.S. dollars; thus our financial results are not subject to foreign currency exchange risks or weak economic conditions in foreign markets.

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
There have been no significant changes in our internal controls over financials reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting in the six months since we last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2004.

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

NATIONAL WATERWORKS, INC.
Date: July 29, 2005	By:	/s/ Harry K. Hornish, Jr.
Harry K. Hornish, Jr.
President and Chief Executive Officer

Date: July 29, 2005	By:	/s/ Philip Keipp
Philip Keipp
Vice President and Chief Financial Officer